Form 10-Q
period 2024-06-30
BECTON DICKINSON & CO
filed 2024-08-01
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey				22-0760120
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880	(201)	847-6800
(Address of principal executive offices) (Zip Code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
1.208% Notes due June 4, 2026	BDX/26A	New York Stock Exchange
1.213% Notes due February 12, 2036	BDX/36	New York Stock Exchange
0.034% Notes due August 13, 2025	BDX25A	New York Stock Exchange
3.519% Notes due February 8, 2031	BDX31	New York Stock Exchange
3.828% Notes due June 7, 2032	BDX32A	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 289,042,418 shares of Common Stock, $1.00 par value, outstanding at June 30, 2024.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2024

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,990	$4,878	$14,741	$14,285
Cost of products sold	2,683	2,778	8,103	7,816
Selling and administrative expense	1,196	1,190	3,601	3,581
Research and development expense	299	306	888	956
Integration, restructuring and transaction expense	112	70	288	175
Other operating expense (income), net	98	(13)	86	(7)
Total Operating Costs and Expenses	4,388	4,329	12,966	12,523
Operating Income	602	549	1,775	1,762
Interest expense	(137)	(119)	(373)	(339)
Interest income	48	24	108	40
Other (expense) income, net	(13)	17	(19)	18
Income Before Income Taxes	500	471	1,491	1,481
Income tax provision	13	64	186	104
Net Income	487	407	1,305	1,376
Preferred stock dividends	—	(15)	—	(60)
Net income applicable to common shareholders	$487	$392	$1,305	$1,316

Basic Earnings per Share	$1.68	$1.37	$4.50	$4.62
Diluted Earnings per Share	$1.68	$1.36	$4.49	$4.60

Dividends per Common Share	$0.95	$0.91	$2.85	$2.73
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Income	$487	$407	$1,305	$1,376
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(53)	44	(54)	(57)
Defined benefit pension and postretirement plans	12	11	35	34
Cash flow hedges	(2)	12	(12)	4
Unrealized loss on available-for-sale debt securities	—	—	(1)	—
Other Comprehensive (Loss) Income, Net of Tax	(44)	68	(32)	(20)
Comprehensive Income	$443	$475	$1,274	$1,357
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	June 30, 2024	September 30, 2023
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$4,459	$1,416
Restricted cash	28	65
Short-term investments	851	8
Trade receivables, net	2,596	2,534
Inventories:
Materials	763	714
Work in process	406	381
Finished products	2,087	2,178
	3,255	3,273
Prepaid expenses and other	1,018	1,380
Total Current Assets	12,207	8,676
Property, Plant and Equipment	13,922	13,578
Less allowances for depreciation and amortization	7,404	7,021
Property, Plant and Equipment, Net	6,518	6,557
Goodwill	24,546	24,522
Developed Technology, Net	7,275	8,058
Customer Relationships, Net	2,076	2,338
Other Intangibles, Net	559	552
Other Assets	2,401	2,078
Total Assets	$55,582	$52,780
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,192	$1,141
Payables, accrued expenses and other current liabilities	5,413	5,500
Total Current Liabilities	6,605	6,641
Long-Term Debt	18,131	14,738
Long-Term Employee Benefit Obligations	907	1,023
Deferred Income Taxes and Other Liabilities	4,071	4,582
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in June 30, 2024 and September 30, 2023	371	371
Capital in excess of par value	19,847	19,720
Retained earnings	16,015	15,535
Deferred compensation	22	24
Treasury stock	(8,807)	(8,305)
Accumulated other comprehensive loss	(1,579)	(1,548)
Total Shareholders’ Equity	25,868	25,796
Total Liabilities and Shareholders’ Equity	$55,582	$52,780

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Operating Activities
Net income	$1,305	$1,376
Adjustments to net income to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,700	1,701
Share-based compensation	196	201
Deferred income taxes	(299)	(424)
Change in operating assets and liabilities	(197)	(1,144)
Pension obligation	(85)	52
Other, net	45	(98)
Net Cash Provided by Continuing Operating Activities	2,666	1,665
Investing Activities
Capital expenditures	(429)	(580)
Purchases of investments, net	(830)	—
Other, net	(318)	(272)
Net Cash Used for Investing Activities	(1,577)	(853)
Financing Activities
Change in short-term debt	—	49
Proceeds from long-term debt	4,517	1,662
Payments of debt	(1,142)	(1,716)
Repurchases of common stock	(500)	—
Dividends paid	(825)	(849)
Other, net	(88)	(105)
Net Cash Provided by (Used for) Financing Activities	1,963	(959)
Discontinued Operations
Net cash used for operating activities of discontinued operations	(46)	—
Effect of exchange rate changes on cash and equivalents and restricted cash	—	13
Net increase (decrease) in cash and equivalents and restricted cash	3,006	(134)
Opening Cash and Equivalents and Restricted Cash	1,481	1,159
Closing Cash and Equivalents and Restricted Cash	$4,487	$1,024
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Note 2 – Accounting Changes
New Accounting Principle Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that requires additional qualitative and quantitative disclosures regarding supplier finance programs. The new disclosure requirements are intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows. The Company adopted this accounting standard on October 1, 2023, and disclosures regarding the Company’s supplier finance programs are provided in Note 13.
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2024 and 2023 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	281	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(62)	—	—	647	(20)
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(19)	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at December 31, 2023	$371	$19,741	$15,540	$24	(81,692)	$(8,828)
Net income	—	—	537	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(5)	—	2	72	17
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	32	—
Balance at March 31, 2024	$371	$19,795	$15,802	$26	(81,588)	$(8,811)
Net income	—	—	487	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(2)	—	(4)	26	4
Share-based compensation	—	54	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	10	—
Balance at June 30, 2024	$371	$19,847	$16,015	$22	(81,552)	$(8,807)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	509	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(52)	—	—	556	(3)
Share-based compensation	—	89	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at December 31, 2022	$365	$19,590	$15,384	$24	(80,738)	$(8,333)
Net income	—	—	460	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(7)	—	—	21	5
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	92	—
Balance at March 31, 2023	$365	$19,639	$15,563	$24	(80,625)	$(8,327)
Net income	—	—	407	—	—	—
Common dividends ($0.91 per share)	—	—	(264)	—	—	—
Preferred dividends	—	—	(15)	—	—	—
Issuance of shares for preferred shares converted to common shares (b)	6	(4)	—	—	—	—
Issuance of shares under employee and other plans, net	—	(9)	—	(1)	131	6
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	8	—
Balance at June 30, 2023	$371	$19,681	$15,691	$23	(80,486)	$(8,321)
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
The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2024 and 2023 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive income (loss) before reclassifications, net of taxes	21	40	—	(19)	—
Amounts reclassified into income, net of taxes	12	—	12	1	—
Balance at December 31, 2023	$(1,515)	$(1,038)	$(559)	$84	$—
Other comprehensive (loss) income before reclassifications, net of taxes	(31)	(41)	—	9	(1)
Amounts reclassified into income, net of taxes	11	—	12	(1)	—
Balance at March 31, 2024	$(1,535)	$(1,079)	$(548)	$93	$(1)
Other comprehensive loss before reclassifications, net of taxes	(53)	(53)	—	—	—
Amounts reclassified into income, net of taxes	9	—	12	(2)	—
Balance at June 30, 2024	$(1,579)	$(1,132)	$(536)	$90	$(1)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75	$—
Other comprehensive loss before reclassifications, net of taxes	(84)	(80)	—	(4)	—
Amounts reclassified into income, net of taxes	12	—	11	1	—
Balance at December 31, 2022	$(1,559)	$(1,067)	$(563)	$73	$—
Other comprehensive loss before reclassifications, net of taxes	(29)	(21)	—	(8)	—
Amounts reclassified into income, net of taxes	13	—	11	2	—
Balance at March 31, 2023	$(1,575)	$(1,088)	$(552)	$67	$—
Other comprehensive income before reclassifications, net of taxes	55	44	—	11	—
Amounts reclassified into income, net of taxes	13	—	11	2	—
Balance at June 30, 2023	$(1,507)	$(1,044)	$(541)	$79	$—
The amounts of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2024 and 2023 included net gains (losses) relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the nine months ended June 30, 2024 and 2023 are primarily related to forward starting interest rate swaps, which were terminated in the second quarter of fiscal year 2024. Additional disclosures regarding the Company's derivatives are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and nine months ended June 30, 2024 and 2023 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Average common shares outstanding	289,562	286,317	289,815	284,830
Dilutive share equivalents from share-based plans	691	1,627	1,042	1,538
Average common and common equivalent shares outstanding – assuming dilution	290,253	287,944	290,857	286,368

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (a)	—	4,057	—	5,322
Share-based plans (b)	2,817	—	1,130	588
(a)Excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
(b)Excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares.
Note 5 – Contingencies
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations. Given the uncertain nature of litigation generally, the Company is not able, in all cases, to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party. Even if the Company believes it has meritorious defenses, from time to time the Company engages in settlement discussions and mediation and considers settlements taking into account various factors including, among other things, developments in such legal proceedings and the risks and uncertainties associated therewith. These activities have resulted in settlements for certain matters and going forward could result in further settlements, any of which may be confidential.
In accordance with U.S. GAAP, the Company establishes accruals to the extent future losses are probable and reasonably estimable (and in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits and certain tort actions in the United States and certain of the Canadian lawsuits described below or in our other SEC filings, the Company may not be able to determine if a probable loss exists for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to certain of the civil investigative demands (“CIDs”) served by the Department of Justice which are discussed below, the Company may not be able to determine if a probable loss exists, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of June 30, 2024, the Company is defending approximately 38,800 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2023 were approximately 34,845. The Company’s outstanding product liability claims represent nonhomogeneous populations of claims which vary widely based upon various factors, most notably the quality of the claims. As such, claim activity during any given period may not necessarily be indicative of the Company’s ultimate liability under a mass tort matter. As further discussed below, the Company’s underlying estimate of its product liability includes and already accounts for unfiled claims and as such, the net year-to-date change in the number of outstanding Hernia Product Claims did not materially impact the Company’s product liability accrual as of June 30, 2024. The majority of the outstanding claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters. There are no trials currently scheduled.

The Company also continues to be a defendant in certain other mass tort litigation. As of June 30, 2024, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Beginning in February 2021, the Company received subpoenas from the Enforcement Division of the SEC requesting information from the Company relating to, among other things, certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021. The Company is cooperating with the SEC and responding to these requests, including requests for employee interviews and investigative testimony, and is engaged in discussions with the SEC with respect to the potential for resolving this matter. Although the Company cannot predict the outcome of the discussions with the SEC, the Company expects that any resolution will likely require the Company to pay monetary penalties and/or undertake other remedial actions, any of which could potentially be material. As a result, although no agreement has been reached, the Company has recorded a charge of $50 million to Other operating expense (income), net for the three and nine-month periods ended June 30, 2024 to accrue an estimated liability based on these discussions. However, the Company cannot anticipate the timing, scope, outcome or ultimate impact of the investigation, financial or otherwise, including but not limited to what actions the SEC might pursue against the Company and/or individuals. As a result, the ultimate resolution of this matter is unknown at this time, and it is possible that the amount of the Company’s liability could significantly exceed its currently accrued amount.
In July 2017, C.R. Bard received a CID from the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company has responded to these requests and met with the Department of Justice in February and July 2024; discussions are ongoing.
In April 2019, the Department of Justice served the Company and CareFusion with CIDs seeking information regarding certain of CareFusion’s contracts with the Department of Veteran’s Affairs, some dating back more than 10 years, for certain products, including AlarisTM and PyxisTM devices, in connection with a civil investigation of possible violations of the False Claims Act, and the government later expanded the investigation to include several additional contracts. The government has made several requests for documents and interviews or depositions of Company personnel. The Company is cooperating with the government and responding to these requests.
In September 2021, the Company received a CID related to an inquiry initiated by the Department of Justice in the Northern District of Georgia in 2018 concerning sales and marketing practices with respect to certain aspects of the Company’s urology business. After multiple document productions and interviews, the Company and the government mediated the case in an effort to resolve this dispute; an agreement in principle was reached to resolve this matter for an adequately accrued amount that is not material to the Company’s consolidated financial results.

In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and the Company is cooperating with the government and responding to its requests.

In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company’s motion to dismiss certain of the claims was granted on May 10, 2022. An agreement to resolve the matter was executed in July 2024 for an amount that is not material to the Company’s consolidated financial results.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove by clear and convincing evidence that the Company acted, or failed to act, with a specific intent to cause harm. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of June 30, 2024, the Company has approximately 235 of such suits involving approximately 350 plaintiffs asserting individual personal injury claims; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. No cases have yet been tried although a trial date has been set for one such case scheduled for April 2025. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.

In 2015, legislation was enacted in Italy which requires medical technology companies to make payments to the Italian government if Italy’s medical device expenditures exceed annual regional expenditure ceilings. The amount of these payments is based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty has existed regarding the enforceability and implementation of this payback legislation since it was enacted and the Company, as well as other medical device companies, have filed appeals which challenge the enforceability of this legislation. In July 2024, the Italian Constitutional Court issued two judgments which concluded that the medical device payback legislation is constitutional; however, litigation proceedings before Italian Courts are still pending. While the Company has recorded a preliminary estimate of the liability related to this matter, ultimate resolution is unknown at this time, and it is possible that the amount of the Company’s liability could differ from the currently accrued amount. This estimated amount, which substantially relates to years prior to the current fiscal year, was recorded for the three and nine-month periods ended June 30, 2024 as a $62 million reduction of Revenues.
The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business. The Company believes that it has meritorious defenses and is vigorously defending itself in each of these matters.
Except as otherwise noted, the Company cannot predict the outcome of the other legal matters discussed above, nor can it predict whether any outcome will have a material adverse effect on the Company’s consolidated results of operations and/or consolidated cash flows. Further, the Company may not be able to determine if a probable loss exists for certain of the other legal matters discussed above, and accordingly, the Company has recorded no provisions for such matters in its consolidated results of operations.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.7 billion and $1.9 billion at June 30, 2024 and September 30, 2023, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of June 30, 2024, as compared with September 30, 2023, largely reflected reductions to the accrual due to the payment of settlements and legal fees, as well as an adjustment of $41 million due to the favorable resolution of claims during the first quarter of fiscal year 2024. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia repair device claims has generally diminished over time. Claim activity during the first three quarters of fiscal year 2024 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of June 30, 2024.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at June 30, 2024 and September 30, 2023 was $646 million and $538 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
Effects of Revenue Arrangements on Condensed Consolidated Balance Sheets
Capitalized contract costs associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company's condensed consolidated balance sheets. Commissions relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company's condensed consolidated balance sheets.

Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $449 million and $412 million as of June 30, 2024 and September 30, 2023, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.3 billion at June 30, 2024. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.1 billion at June 30, 2024. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended June 30,
(Millions of dollars)	2024			2023
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$670	$453	$1,123	$628	$459	$1,086
Medication Management Solutions	680	160	840	587	167	754
Pharmaceutical Systems	158	437	594	186	408	594
Total segment revenues	$1,508	$1,050	$2,558	$1,400	$1,033	$2,434

Life Sciences
Integrated Diagnostic Solutions	$405	$491	$896	$398	$460	$858
Biosciences	141	222	363	148	220	368
Total segment revenues	$546	$714	$1,260	$546	$680	$1,226

Interventional
Surgery	$283	$93	$376	$298	$90	$388
Peripheral Intervention	263	225	488	256	225	481
Urology and Critical Care	297	78	375	272	77	349
Total segment revenues	$844	$396	$1,240	$826	$392	$1,218

Other (a)	$(6)	$(62)	$(67)	$—	$—	$—

Total Company revenues	$2,891	$2,098	$4,990	$2,772	$2,106	$4,878
(a)    Represents the recognition of accruals resulting from recent developments relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to the current fiscal year. Such amounts were not allocated to the Company’s reportable segments and these matters are further discussed in Note 5.

	Nine Months Ended June 30,
(Millions of dollars)	2024			2023
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,971	$1,310	$3,282	$1,863	$1,332	$3,195
Medication Management Solutions	1,883	475	2,359	1,701	483	2,184
Pharmaceutical Systems	442	1,154	1,596	478	1,092	1,570
Total segment revenues	$4,297	$2,940	$7,237	$4,042	$2,907	$6,949

Life Sciences
Integrated Diagnostic Solutions	$1,286	$1,451	$2,737	$1,327	$1,371	$2,699
Biosciences	426	689	1,115	444	660	1,104
Total segment revenues	$1,712	$2,139	$3,852	$1,772	$2,031	$3,803

Interventional
Surgery	$851	$273	$1,124	$880	$252	$1,131
Peripheral Intervention	762	669	1,431	748	635	1,383
Urology and Critical Care	930	234	1,165	794	225	1,019
Total segment revenues	$2,543	$1,177	$3,720	$2,421	$1,112	$3,533

Other (a)	$(6)	$(62)	$(67)	$—	$—	$—

Total Company revenues	$8,546	$6,195	$14,741	$8,235	$6,050	$14,285
(a)     Represents the recognition of accruals resulting from recent developments relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to the current fiscal year. Such amounts were not allocated to the Company’s reportable segments and these matters are further discussed in Note 5.
Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Income Before Income Taxes
Medical (a)	$753	$588	$1,950	$1,783
Life Sciences	387	343	1,174	1,171
Interventional	365	323	1,044	922
Total Segment Operating Income	1,505	1,254	4,168	3,875
Integration, restructuring and transaction expense	(112)	(70)	(288)	(175)
Net interest expense	(89)	(95)	(265)	(299)
Other unallocated items (b)	(804)	(618)	(2,124)	(1,920)
Total Income Before Income Taxes	$500	$471	$1,491	$1,481
(a)The amounts for the three and nine months ended June 30, 2023 included charges recorded to Cost of products sold of $90 million to adjust estimated future product remediation costs.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine-month periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Service cost	$22	$24	$69	$71
Interest cost	34	35	108	103
Expected return on plan assets	(37)	(38)	(117)	(112)
Amortization of prior service credit	(1)	(2)	(3)	(5)
Amortization of loss	14	17	44	49
Curtailment/settlement gain	—	(14)	—	(13)
Net pension cost	$32	$22	$101	$92
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
Note 9 – Acquisition
Definitive Agreement to Acquire Edwards Lifesciences' Critical Care Product Group
On June 3, 2024, the Company announced that it had entered into a definitive agreement under which the Company will acquire Edwards Lifesciences' Critical Care product group (“Critical Care”), a global leader in advanced monitoring solutions, for $4.2 billion in cash. The acquisition will expand the Company’s portfolio of smart connected care solutions with Critical Care’s growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement the Company's existing technologies serving operating rooms and intensive care units.
The Company will fund the transaction with cash on hand, the net proceeds raised through debt issuances in the third quarter of fiscal year 2024, as further discussed in Note 14, and borrowings under our commercial paper program. The transaction is subject to customary regulatory reviews and closing conditions, and is expected to close by the end of calendar year 2024.
Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2024, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on reducing complexity, optimizing our supply chain efficiency, streamlining our global manufacturing footprint, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the nine months ended June 30, 2024 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2023	$79	$1	$80
Charged to expense	45	217	262
Cash payments	(84)	(136)	(220)
Non-cash settlements	—	(81)	(81)
Other adjustments	1	—	1
Balance at June 30, 2024	$41	$1	$42
(a)    Other non-employee-related expenses primarily relate to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs, facility exit costs, inventory write-offs and long-lived asset impairments and disposals, which are discussed further in Note 13.

Note 11 – Intangible Assets
Intangible assets consisted of:

	June 30, 2024			September 30, 2023
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,088	$(7,813)	$7,275	$15,080	$(7,023)	$8,058
Customer relationships	4,860	(2,783)	2,076	4,859	(2,521)	2,338
Patents, trademarks and other	1,179	(666)	513	1,130	(624)	505
Amortized intangible assets	$21,126	$(11,263)	$9,864	$21,069	$(10,168)	$10,901
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $362 million and $367 million for the three months ended June 30, 2024 and 2023, respectively, and $1.092 billion and $1.098 billion for the nine months ended June 30, 2024 and 2023, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2023	$10,955	$897	$12,670	$24,522
Currency translation	12	1	11	24
Goodwill as of June 30, 2024	$10,967	$899	$12,681	$24,546
Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at June 30, 2024 and September 30, 2023 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of June 30, 2024 and September 30, 2023 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2024	September 30, 2023
Foreign exchange contracts (a)	Undesignated	$2,513	$3,146
Foreign currency-denominated debt (b)	Net investment hedges	2,938	1,056
Cross-currency swaps (c)	Net investment hedges	1,366	2,119
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the three and nine months ended June 30, 2024 and 2023 were immaterial to the Company's consolidated financial results.
(b)Represents foreign currency-denominated long-term notes outstanding which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
(c)Represents cross-currency swaps which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
Net gains or losses relating to the net investment hedges, which are attributable to changes in the foreign currencies to U.S. dollar spot exchange rates, are recorded as foreign currency translation in Other comprehensive income (loss), net of tax. Upon the termination of a net investment hedge, any net gain or loss included in Accumulated other comprehensive income (loss) relative to the investment hedge remains until the foreign subsidiary investment is disposed of or is substantially liquidated.
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Foreign currency-denominated debt	$24	$(14)	$(1)	$(178)
Cross-currency swaps (a)	10	(18)	(24)	(119)
(a) The amounts for the three and nine months ended June 30, 2024 include gains, net of tax, of $9 million and the amount for the nine months ended June 30, 2023 included a gain, net of tax, of $13 million, recognized on terminated cross-currency swaps.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss), net of tax. If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2024 and 2023, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during the nine months ended June 30, 2024 included a net after-tax gain of $67 million that was realized upon the Company’s termination of $500 million of forward starting interest rate swaps in the second quarter of fiscal year 2024. Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during the three and nine months ended June 30, 2023 were immaterial to the Company’s consolidated financial results.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and nine months ended June 30, 2024 and 2023 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of June 30, 2024 and September 30, 2023 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2024	September 30, 2023
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	—	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).

(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at June 30, 2024 and September 30, 2023 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at June 30, 2024 and September 30, 2023 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	June 30, 2024	September 30, 2023
Cash and equivalents	$4,459	$1,416
Restricted cash	28	65
Cash and equivalents and restricted cash	$4,487	$1,481
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	June 30, 2024	September 30, 2023
Institutional money market accounts (a)	Level 1	$1,561	$373
Current portion of long-term debt (b)	Level 2	1,178	1,122
Long-term debt (b)	Level 2	16,764	12,850
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
Nonrecurring Fair Value Measurements
In the third quarter of fiscal year 2024, the Company recorded a non-cash asset impairment charge of $42 million to Integration, restructuring and transaction expense to write down the carrying value of certain fixed assets. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Trade receivables transferred to third parties under factoring arrangements	$364	$762	$1,115	$2,252

	June 30, 2024	September 30, 2023
Amounts yet to be collected and remitted to the third parties	$333	$357
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $116 million and $94 million of outstanding payables related to supplier finance programs as of June 30, 2024 and September 30, 2023, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 14 – Debt
In June 2024, the Company issued $600 million aggregate principal amount of 5.081% notes due June 7, 2029 and €1.000 billion ($1.087 billion) aggregate principal amount of 3.828% Euro-denominated notes due June 7, 2032. Also in June 2024, Becton Dickinson Euro Finance S.à r.l., a private limited liability company (société à responsabilité limitée), which is an indirect, wholly-owned finance subsidiary of the Company, issued €800 million ($869 million) aggregate principal amount of 4.029% Euro-denominated notes due June 7, 2036 (the “BD Finance Notes”).
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
The Company expects to use the net proceeds from these issuances, together with borrowings under its commercial paper program and cash on hand, to fund the cash consideration, as well as related fees and expenses, that will be payable upon the acquisition of Critical Care, as further discussed in Note 9. The Company may also use some portion of the net proceeds from these issuances for general corporate purposes.
In February 2024, the Company issued $625 million aggregate principal amount of 4.874% notes due February 8, 2029, $550 million aggregate principal amount of 5.110% notes due February 8, 2034, and €750 million ($806 million) aggregate principal amount of 3.519% Euro-denominated notes due February 8, 2031.

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
Agreement to Acquire Critical Care Product Group
On June 3, 2024, we announced a definitive agreement under which BD will acquire Edward Lifesciences' Critical Care product group ("Critical Care") for $4.2 billion in cash. The acquisition will expand BD’s portfolio of smart connected care solutions with Critical Care’s growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement BD’s existing technologies serving operating rooms and intensive care units. Additional discussion regarding the acquisition agreement and debt we issued in the third quarter of fiscal year 2024 to fund the cash consideration payable upon the transaction’s close is provided in Notes 9 and 14 in the Notes to Condensed Consolidated Financial Statements. The transaction is subject to customary regulatory reviews and closing conditions, and is expected to close by the end of calendar year 2024.
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
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and we continually evaluate macroeconomic conditions to assess their potential impact to our operations and financial results. Macroeconomic factors which affected our operations and impacted results in the third quarter of fiscal year 2024 included the following:
•As anticipated, market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners, had an adverse impact on our results of operations and these dynamics could continue to unfavorably impact our results of operations.
•As is further discussed below, our labor costs were generally higher in our third quarter compared with the prior-year period. The supply of labor continues to be limited in certain markets and as such, labor availability and costs could continue to unfavorably impact our results of operations.
We have experienced, and may continue to experience, temporary shortages in supply of certain materials or components that are used in our products. The stable flow of global transport is critical to our operations and as such, events affecting the flow of logistics around the globe may adversely impact our supply chain and distribution channels. In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations.
In addition, current healthcare delivery has transitioned more care from acute to non-acute settings and has increased focus on chronic disease management; this transition has placed additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, a deterioration of staffing levels within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products. Also, reductions or delays in governmental research funding and/or higher interest rates could cause customers for our instruments and reagents to delay or forego purchases of these products.
Certain geopolitical conditions, including the evolving situations in Ukraine, the Middle East and Asia, may impact global macroeconomic conditions, including those discussed above. While these geopolitical conditions have not materially impacted our results of operations to date, the continuation and/or an escalation of these evolving situations may weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.
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
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2024, worldwide revenues of $4.990 billion increased 2.3% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	4.9%
Impact due to sale of Surgical Instrumentation platform	(0.9)%
Pricing	0.3%
Foreign currency translation	(0.6)%
Acquisitions and other (b)	(1.4)%
Increase in revenues from the prior-year period	2.3%
(a) Volume/other includes revenues attributable to products, services and licensing.
(b)Represents the recognition of accruals resulting from recent developments relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to the current fiscal year.
Cash flows from continuing operating activities were $2.666 billion in the first nine months of fiscal year 2024. At June 30, 2024, we had $5.338 billion in cash and equivalents and short-term investments, including restricted cash. This balance included net proceeds from debt issued in our third quarter of fiscal year 2024 to fund the cash consideration payable upon our acquisition of Critical Care, as further discussed above and in Note 9 in the Notes to Condensed Consolidated Financial Statements. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2024, we paid cash dividends to common shareholders of $825 million.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The third quarter fiscal year 2024 impact of foreign currency translation on our revenues is provided above and the impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,123	$1,086	3.4%	(0.5)%	3.9%
Medication Management Solutions	840	754	11.5%	(0.1)%	11.6%
Pharmaceutical Systems	594	594	0.1%	(0.8)%	0.9%
Total Medical Revenues	$2,558	$2,434	5.1%	(0.5)%	5.6%

The Medical segment’s revenue growth in the third quarter of 2024 primarily reflected the following:
•Strong global demand for the Medication Delivery Solutions unit’s Vascular Access Management portfolio, as well as strong U.S. demand for hypodermic products, partially offset by the impact of unfavorable market dynamics in China.
•Double-digit growth in sales of infusion systems, as well as higher utilization of infusion sets within the Medication Management Solutions unit, partially offset by an unfavorable comparison to placements of dispensing solutions in the prior-year period.
•Double-digit growth in sales of the Pharmaceutical Systems unit’s prefillable solutions in the biologic drug category, partially offset by customer order patterns relating to other drug categories.
Medical segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$7,237	$6,949	4.1%	0.2%	3.9%

Medical segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Medical segment income	$753	$588	$1,950	$1,783

Segment income as % of Medical revenues	29.4%	24.2%	26.9%	25.7%
The Medical segment's operating income as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023 reflected the following:
•Higher gross profit margin in the third quarter of 2024 compared with the third quarter of 2023, which primarily reflected:
◦A favorable comparison to prior-period gross margin, which was impacted by a $90 million charge to adjust the estimate of future product remediation costs, and lower manufacturing costs, which resulted from continuous improvement projects and other productivity initiatives, partially offset by
◦Higher raw material and labor costs as well as unfavorable product mix.
•Lower selling and administrative expense as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023 primarily reflected cost containment measures and lower shipping costs.
•Research and development expense as a percentage of revenues in the third quarter of 2024 was flat compared with the third quarter of 2023.

Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$896	$858	4.5%	(0.8)%	5.3%
Biosciences	363	368	(1.4)%	(0.7)%	(0.7)%
Total Life Sciences Revenues	$1,260	$1,226	2.7%	(0.8)%	3.5%
The Life Sciences segment’s revenue growth in the third quarter of 2024 primarily reflected the following:
•Strong growth in sales of the Integrated Diagnostic Solutions unit’s specimen management portfolio.
•A decline in the Biosciences unit due to market dynamics which have reduced demand for our instruments, partially offset by strong demand for clinical reagents.
Life Sciences segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,852	$3,803	1.3%	0.2%	1.1%

Life Sciences segment income for the three and nine-months periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Life Sciences segment income	$387	$343	$1,174	$1,171

Segment income as % of Life Sciences revenues	30.7%	28.0%	30.5%	30.8%

The Life Sciences segment's operating income as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023 primarily reflected the following:
•Higher gross profit margin in the third quarter of 2024 compared with the third quarter of 2023 primarily reflected lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives, as well as favorable product mix, partially offset by unfavorable foreign currency translation.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2024 was lower compared with the third quarter of 2023, which primarily reflected lower shipping costs.
•Lower research and development expense as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023, which primarily reflected the timing of project spending.

Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Surgery	$376	$388	(3.0)%	(0.5)%	(2.5)%
Peripheral Intervention	488	481	1.5%	(1.1)%	2.6%
Urology and Critical Care	375	349	7.4%	(0.9)%	8.3%
Total Interventional Revenues	$1,240	$1,218	1.8%	(0.8)%	2.6%
The Interventional segment’s revenue growth in the third quarter of 2024 primarily reflected the following:
•Double-digit growth in sales across the Surgery unit’s three major platforms; the prior-year period’s revenues included $43 million attributable to the unit’s former Surgical Instrumentation platform, which was sold in the fourth quarter of fiscal year 2023.
•Double-digit growth attributable to the Peripheral Intervention unit’s peripheral vascular disease platform, partially offset by a decline in sales of our oncology products in China.
•Double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings.
Interventional segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$3,720	$3,533	5.3%	(0.3)%	5.6%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Interventional segment income	$365	$323	$1,044	$922

Segment income as % of Interventional revenues	29.5%	26.5%	28.1%	26.1%

The Interventional segment's operating income as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023 reflected the following:
•Higher gross profit margin in the third quarter of 2024 compared with the third quarter of 2023, which primarily reflected favorable impacts from product mix and pricing.
•Lower selling and administrative expense as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023, which primarily reflected cost containment measures.
•Higher research and development expense as a percentage of revenues in the third quarter of 2024 compared with the third quarter of 2023, which primarily reflected increased project investments.

Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
United States	$2,891	$2,772	4.3%	—%	4.3%
International	2,098	2,106	(0.3)%	(1.4)%	1.1%
Total Revenues	$4,990	$4,878	2.3%	(0.6)%	2.9%

U.S. revenue growth in the third quarter of 2024 reflected strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as in the Interventional segment’s Urology and Critical Care unit. This growth was partially offset by a decline in the Medical segment’s Pharmaceutical Systems unit, as further discussed above.
International revenue growth in the third quarter of 2024 was driven by the Medical segment’s Pharmaceutical Systems unit, as well as by strong sales in the Life Sciences segment’s Integrated Diagnostic Solutions unit. International revenue growth in the third quarter of 2024 also reflected the recognition of a $62 million accrual which resulted from recent developments relating to the Italian government medical device pay back legislation and substantially relates to years prior to the current fiscal year. Current-period revenues in emerging markets primarily reflected a decline in China driven by unfavorable market dynamics, as further discussed above, partially offset by strong sales in other countries within Greater Asia:

	Three months ended June 30,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$753	$773	(2.6)%	(1.0)%	(1.6)%
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2024 and 2023 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Restructuring costs (a)	$95	$62	$262	$120
Integration costs (a)	7	8	17	55
Transaction costs (b)	10	—	9	—
Financing costs (b)	(2)	—	(2)	—
Separation-related items (c)	1	—	7	10
Purchase accounting adjustments (d)	352	362	1,076	1,071
European regulatory initiative-related costs (e)	25	33	72	103
Product, litigation, and other items (f)	174	93	169	97
Total specified items	663	558	1,610	1,456
Less: tax impact of specified items and other tax related	133	98	197	253
After-tax impact of specified items	$529	$461	$1,413	$1,203
(a)Represents amounts associated with restructuring and integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense, and financing impacts, which are recorded in Interest income and Interest expense, associated with the agreement to acquire Critical Care.
(c)Represents costs recorded to Other operating expense (income), net and incurred in connection with the separation of BD's former Diabetes Care business.

(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold.
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
(f)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts in the three and nine-month periods of 2024 were primarily recorded to Revenues and Other operating expense (income), net, and largely related to legislative and legal matters, as further discussed above in our geographic revenue discussion, as well as in Notes 5 and 7 in the Notes to Condensed Consolidated Financial Statements. The amounts in the three and nine-month periods of 2023 included a charge to Cost of products sold of $90 million to adjust the estimate of future product remediation costs.

Gross Profit Margin
The comparison of gross profit margin for the three and nine-month periods of fiscal years 2024 and 2023 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2023 gross profit margin %	43.1%	45.3%
Impact of purchase accounting adjustments and other specified items	1.5%	0.7%
Operating performance	2.4%	(0.1)%
Foreign currency translation	(0.8)%	(0.9)%
June 30, 2024 gross profit margin %	46.2%	45.0%

The favorable impact on gross margin for the three and nine-month periods of 2024 from specified items reflected a favorable comparison to specified items recorded in the prior-year period, which included a $90 million charge recorded in the Medical segment to adjust the estimate of future product remediation costs.
Operating performance in the three-month period of 2024 compared with the prior-year period primarily reflected lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives, partially offset by higher raw material and labor costs.
Operating performance in the nine-month period of 2024 compared with the prior-year period primarily reflected higher raw material and labor costs, as well as the absorption impact of planned inventory reductions, partially offset by lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives, as well as a favorable impact from pricing.

Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2024 and 2023 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2024	2023		2024	2023
(Millions of dollars)
Selling and administrative expense	$1,196	$1,190		$3,601	$3,581
% of revenues	24.0%	24.4%	(40)	24.4%	25.1%	(70)

Research and development expense	$299	$306		$888	$956
% of revenues	6.0%	6.3%	(30)	6.0%	6.7%	(70)

Integration, restructuring and transaction expense	$112	$70		$288	$175

Other operating expense (income), net	$98	$(13)		$86	$(7)
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and nine-month periods of 2024 was lower compared with the prior-year periods, which primarily reflected higher revenues and lower shipping costs in the current-year period, partially offset by higher administrative costs.
Research and development expense
Lower research and development expense as a percentage of revenues in the three and nine-month periods of 2024 primarily reflected the timing of project spending.
Integration, restructuring and transaction expense
Integration, restructuring and transaction expense in the three and nine-month periods of 2024 primarily included restructuring costs related to simplification and other cost-saving initiatives, as well as transaction costs, such as legal, advisory and other costs, relating to our agreement to acquire Critical Care. Expenses in the three and nine-month periods of 2023 also included system integration costs. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense (income), net
The amounts in the three and nine-month periods of 2024 largely represented charges relating to legal matters, including a $50 million charge to accrue an estimated liability for the SEC investigation relating to, among other things, certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021, as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2024 and 2023 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Interest expense	$(137)	$(119)	$(373)	$(339)
Interest income	48	24	108	40
Net interest expense	$(89)	$(95)	$(265)	$(299)
Higher interest expense for the three and nine-month periods of fiscal year 2024 compared with the prior-year periods primarily reflected higher overall interest rates on debt outstanding, as well as higher total debt outstanding at June 30, 2024 compared with June 30, 2023.

Higher interest income for the three and nine-month periods of fiscal year 2024 compared with the prior-year periods primarily reflected higher overall interest rates and levels of cash on hand.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2024 and 2023 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Effective income tax rate	2.6%	13.6%	12.5%	7.0%

Impact, in basis points, from specified items	(1,000)	(210)	10	(520)

The effective income tax rate for the three-month period of fiscal year 2024 compared with the prior-year period primarily reflected the impact of favorable discrete items in the current-year period. The effective income tax rate for the nine-month period of fiscal year 2024 compared with the prior-year period primarily reflected the impact of more favorable discrete items on the prior-period rate.
Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three and nine-month periods of fiscal years 2024 and 2023 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net Income (Millions of dollars)	$487	$407	$1,305	$1,376
Diluted Earnings per Share	$1.68	$1.36	$4.49	$4.60

Unfavorable impact-specified items	$(1.82)	$(1.60)	$(4.85)	$(4.20)
Unfavorable impact-foreign currency translation	$(0.13)		$(0.43)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2024	2023
Net cash provided by (used for):
Operating activities	$2,666	$1,665
Investing activities	$(1,577)	$(853)
Financing activities	$1,963	$(959)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first nine months of fiscal year 2024 was largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, partially offset by lower levels of prepaid expenses. Cash flows from operating activities in 2024 additionally reflected a discretionary cash contribution of $150 million to fund our pension obligation.
Cash flows from operating activities in the first nine months of fiscal year 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, as well as higher levels of inventory and trade receivables, partially offset by lower levels of prepaid expenses.

Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from investing activities in the first nine months of fiscal year 2024 included capital expenditure-related outflows of $429 million, compared with $580 million in the prior-year period. Current-period outflows from investing activities also included net purchases of investments, primarily in time deposits, of $830 million.
Net Cash Flows from Financing Activities
Net cash flows from financing activities in the first nine months of fiscal years 2024 and 2023 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2024	2023
Cash inflow (outflow)
Change in short-term debt	$—	$49
Proceeds from long-term debt	$4,517	$1,662
Payments of debt	$(1,142)	$(1,716)
Repurchases of common stock	$(500)	$—
Dividends paid	$(825)	$(849)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2024	September 30, 2023
Total debt	$19,324	$15,879

Weighted average cost of total debt	3.4%	3.0%
Total debt as a percentage of total capital*	42.1%	37.2%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At June 30, 2024, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $5.338 billion and more than half of these assets were held in the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2027. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to one additional one-year period, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at June 30, 2024.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of June 30, 2024.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.

We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had no commercial paper borrowings outstanding as of June 30, 2024. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at June 30, 2024 were unchanged compared with our ratings at September 30, 2023.
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
Regulatory Matters
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of June 30, 2024, BD has received seven clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
Ethylene Oxide/Sterilization
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications. The final air permits for (i) the Covington and Madison facilities and (ii) the Covington distribution center were issued by the EPD on May 5, 2023 and July 2, 2024, respectively.
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency (“EPA”) and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. Any such increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT.
On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the NESHAP. We are reviewing the details of the final NESHAP regulation to determine the full impact to BD’s operations, including implementation of any changes necessary to ensure compliance by the deadline.
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
Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice (the “Form 483 Notice”) that contained a number of observations of non-conformance with the FDA’s quality system regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of BD’s corrective actions with respect to the Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions (“CAPA”), design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan and has retained an independent expert to conduct periodic audits of the CareFusion 303, Inc. infusion pump facilities through 2025. CareFusion 303, Inc. will update its corrective action plan to address any observations that may arise during the course of these audits. The FDA’s review of the items raised in the Form 483 Notice and Non-Compliance Letter remains ongoing, and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the Consent Decree, or that corrective actions proposed by CareFusion 303, Inc. will be adequate to address these observations. Additionally, we cannot currently predict the amount of additional monetary investment that will be incurred to resolve this matter or the matter’s ultimate impact on our business.
The Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Consent Decree, up to $15 million per year.

We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of June 30, 2024, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
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
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt our transportation networks or other aspects of our supply chain, impair our ability to produce our products, or increase borrowing costs.
•The impact of inflation and disruptions in our global supply chain on BD and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints, disruptions and delays, product shortages, energy shortages or increased energy costs, labor shortages or disputes, and increased operating and labor costs.
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
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the implementation of similar cost-containment efforts.
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
•Product efficacy or safety concerns or non-compliance with applicable regulatory requirements regarding our products (such as non-compliance of our products with registration requirements resulting from modifications to such products, or other factors, including with respect to BD Alaris™ pumps and related sets and BD VacutainerTM) resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales, product liability or other claims and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
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
•Information and technology system disruptions, including disruptions caused by security breaches, which could impair our ability or that of our customers, suppliers and other business partners to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of patients, including sensitive personal data, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2024.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2024	1,179	$233.14	—	6,681,777
May 1 – 31, 2024	257	232.97	—	6,681,777
June 1 – 30, 2024	105	234.43	—	6,681,777
Total	1,541	$233.20	—	6,681,777
(1)Includes 1,541 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of our officers or directors adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6.    Exhibits

4.1	Form of 3.828% Notes due June 7, 2032 of Becton, Dickinson and Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2024).
4.2	Fifth Supplemental Indenture, dated as of June 7, 2024, among Becton Dickinson Euro Finance S.à r.l., as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2024).
4.3	Form of 4.029% Notes due June 7, 2036 of Becton Dickinson Euro Finance S.à r.l. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2024).
4.4	Form of 5.081% Notes due June 7, 2029 of Becton, Dickinson and Company (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2024).

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: August 1, 2024

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President and Controller, Chief Accounting Officer and International Chief Financial Officer
(Principal Accounting Officer)