Form 10-K
period 2024-09-30
BECTON DICKINSON & CO
filed 2024-11-27
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2024, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $71,455,056,628.
As of October 31, 2024, 289,122,120 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2025 are incorporated by reference into Part III hereof.

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
Business Segments
BD’s operations consist of three worldwide business segments: BD Medical, BD Life Sciences and BD Interventional. As is further described below, on September 3, 2024, BD completed its acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”) and operates as a separate organizational unit within the Company’s Medical segment. Information with respect to BD’s business segments is included in Notes 8, 11 and 16, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
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

Advanced Patient Monitoring	Advanced hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings.

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

Organizational Unit	Principal Product Lines
Surgery	Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products, BD Surgiphor™ Antimicrobial Irrigation System, and BD ChloraPrep™ surgical infection prevention products.
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

Acquisitions
Edwards Lifesciences’ Critical Care Product Group
On September 3, 2024, BD completed the acquisition of Critical Care, which was renamed as BD Advanced Patient Monitoring. The fair value of consideration transferred in connection with the acquisition was $3.911 billion. Since the acquisition date, financial results for Advanced Patient Monitoring’s product offerings are being reported as a separate organizational unit within the Medical segment. BD funded the transaction with cash on hand, using net proceeds raised through debt issuances in the third quarter of fiscal year 2024, as further discussed in Note 16, and borrowings under our commercial paper program. Additional information regarding this acquisition is contained in Note 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
Parata
On July 18, 2022, BD completed the acquisition of Parata Systems (“Parata”), an innovative provider of pharmacy automation solutions. The fair value of consideration transferred in connection with the acquisition was $1.548 billion. Since the acquisition date, financial results for Parata's product offerings are being reported within results for the Medical segment’s Medication Management Solutions unit. Additional information regarding this acquisition is contained in Note 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.

Divestitures
Surgical Instrumentation Platform
In August 2023, BD completed the sale of the Interventional segment’s Surgical Instrumentation platform pursuant to a definitive agreement that was signed in June 2023. BD recognized a pre-tax gain on the sale of approximately $268 million, which was recorded as a component of Other operating expense (income), net in fiscal year 2023. The historical financial results for the Surgical Instrumentation platform have not been classified as a discontinued operation. Additional information regarding this divestiture is contained in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
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
Competition
BD operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, non-traditional point of care and at-home testing, safety-engineered devices and in the life sciences. Additionally, established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of low-

cost manufacturers has created increased pricing pressures. BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates and to boost supply reliability and productivity, BD continues to make investments in R&D, quality management, quality improvement, product innovation, manufacturing and supply chain. See further discussion of the risks relating to competition in the medical technology industry in Item 1A. Risk Factors.
Market Access and Third-Party Reimbursement
BD’s customers and their patients rely on public and private payers to reimburse some or all the cost of procedures, products and services. BD actively engages with the payer community, medical societies and other stakeholders in order to navigate market access trends and appropriately communicate value propositions for a broad range of BD medical technologies. However, BD has no direct control over payer decision-making with respect to coverage and payment levels for BD products.
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
Vertical integration of health systems has created a concentrated market among commercial payers in the U.S. and there is an increased focus globally on payment policies that serve to control healthcare spending while also rewarding quality and patient outcomes. Governments around the world continue to consider and transition to value-based payment reforms that would drive improved value and quality- and resource-based reimbursement. For example, the Centers for Medicare & Medicaid Services’ (CMS) established a 2030 goal of transitioning all Medicare fee-for-service beneficiaries to a “care relationship” to ensure the agency’s accountability of quality and cost of care. Whether these changes are driven by legislative efforts, strategic alliances or market conditions, the global landscape continues to enhance cost control efforts through “pay for performance” mechanisms and bidding and tender policies that focus on quality and performance.
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

In order to market or sell most of its products, BD must secure authorization from the FDA and counterpart foreign regulatory agencies. After a device has received 510(k) clearance, premarket (PMA) approval or other marketing authorization for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change or changes in the design, materials, method of manufacture or intended use, may require a new marketing authorization. The determination as to whether or not a modification or series of modifications could significantly affect the device’s safety or effectiveness is initially left to the manufacturer to assess using available guidance; however, regulators may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until a new marketing authorization is obtained.
BD actively maintains Quality Systems that establish standards for its product design, manufacturing, and distribution processes, in accordance with ISO standards and FDA regulation. These agencies engage in periodic reviews and inspections of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies have the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions, for violations of applicable requirements. BD also undertakes voluntary compliance actions, such as voluntary recalls. In some cases, BD may determine that an identified product issue does not require a voluntary recall action. Should a regulator disagree with such a determination, the regulator may require BD to cease marketing of and recall the device until the issue has been corrected. In addition, BD may be required to seek an additional marketing authorization prior to marketing the corrected device.
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
Consent Decree with FDA
Our U.S. infusion pump organizational unit is operating under an amended consent decree originally entered into by Cardinal Health 303, Inc. with the FDA in 2007 related to its Alaris™ SE infusion pumps. In 2009, the decree was amended (the “Consent Decree”) to include all infusion pumps manufactured by or for CareFusion 303, Inc., which was acquired by BD in 2015. CareFusion 303, Inc. remains the legal manufacturer of BD Alaris™ infusion pumps. The Consent Decree does not apply to intravenous administration sets and accessories.
Following an inspection that began in March 2020 of our Medication Management Systems facility in San Diego, California (CareFusion 303, Inc.), the FDA issued a Form 483 Notice (the “2020 Form 483 Notice”) that contained a number of observations regarding the site’s compliance with FDA’s Quality System, reporting of corrections and removals, and Medical Device Reporting (MDR) regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of the corrective actions with respect to the 2020 Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions, design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan (“CAP”) and has retained an independent expert to conduct periodic audits of the CareFusion 303, Inc. infusion pump facilities through 2025. CareFusion 303, Inc. has and will continue to update its CAP to address any observations that may arise during the course of these audits.
In addition, CareFusion 303, Inc. received an additional Form 483 Notice in May 2024 following an FDA inspection (“2024 Form 483 Notice”) that contained observations related to the site’s compliance with the FDA’s quality system regulations and MDR regulation related to its Infusion quality management system (covered by the Consent Decree) and separate Dispensing quality management system (which is not subject of the Consent Decree). On November 22, 2024, BD received a Warning Letter from the FDA, which is limited to CareFusion 303, Inc.’s Dispensing quality management system and BD PyxisTM products (“Dispensing Warning Letter”). See “— FDA Warning Letters” below for further information.
The FDA’s review of our responses to the observations specific to the Infusion quality management system in the 2024 Form 483 Notice and the CAP is ongoing, and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the Consent Decree, or that corrective actions proposed by CareFusion 303, Inc. will be adequate to address these observations. Additionally, we cannot currently predict the amount of additional monetary investment that will be incurred to resolve this matter or the matter’s ultimate impact on our business.
The Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Consent Decree, up to $15 million per year.
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of September 30, 2024, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
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
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as

Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of September 30, 2024, BD has received seven FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
As noted above, on November 22, 2024, BD received the Dispensing Warning Letter following an inspection of its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Dispensing Warning Letter states that, until BD resolves the outstanding issues covered by the Dispensing Warning Letter, the FDA will not approve any premarket submissions for Class III devices and may not grant requests for certificates to foreign governments concerning devices to which the non-conformances are reasonably related. As requested by the Dispensing Warning Letter, BD is preparing a comprehensive response to address FDA’s feedback in the Dispensing Warning Letter, which may include implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the noted non-conformities, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the non-conformities. Any failure to adequately address the Dispensing Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of the Dispensing Warning Letter and its impact on the Company’s operations is unknown at this time. In connection with the receipt of the Dispensing Warning Letter, the Company recorded an accrual in the fourth quarter of fiscal year 2024. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” It is possible that the amount of the Company’s liability could exceed its currently accrued amount.
Ethylene Oxide/Sterilization
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications, including a condition to continue ambient air monitoring. The final air permits for (i) the Covington and Madison facilities and (ii) the Covington distribution center were issued by the EPD on May 5, 2023, and July 2, 2024, respectively. By correspondence dated September 6, 2024, the EPD notified BD that the consent order had been terminated by the full and complete performance of each condition.
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency (“EPA”) and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. Any such increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the NESHAP. We are in the process of implementing certain changes to our facilities in accordance with NESHAP’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies.
In addition, on April 13, 2023, the EPA published a Pesticide Registration Review; Proposed Interim Decision and Draft Risk Assessment Addendum for Ethylene Oxide (“PID”). The EPA has not yet finalized the PID, which regulates the use of ethylene oxide as a sterilant and is intended to mitigate any human health and environmental risks associated with its use. We cannot predict what the final PID adopted by the EPA may require and therefore we are not able to assess the impact on our sterilization facilities, on the third-party sterilization facilities that BD utilizes and on our operations more generally.
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
Human Capital Management
At BD, our associates are guided by our purpose of advancing the world of healthTM and The BD WAY, our cultural foundation that encompasses our core values, servant leadership expectations and the mindset we bring to our work. Our associates are empowered to contribute their unique ideas and experiences to fuel innovation and improve patient outcomes. As of September 30, 2024, BD is comprised of approximately 74,000 associates located in 61 countries. Attracting, developing and retaining talented people in all different functions is crucial to executing our strategy and our ability to compete effectively in a highly competitive medical technology industry. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development and career opportunities, and our unique culture. To that end, we continually invest in our associates to be an employer of choice.
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
Each year, we establish annual corporate ID&E goals focused on fostering an inclusive workplace — fair treatment, equal access and opportunity, and acceptance for everyone. In addition, our executive leaders serve as sponsors to our nine global Associate Resource Groups (“ARGs”) that enable all associates to contribute their talents and skills to help advance opportunity for everyone. Our ARGs are empowered to set strategic goals aligned with their mission and centered around efforts to advance our company, local communities and each BD associates’ career, while fostering a sense of belonging, allyship, and professional development opportunities.

Externally, we are building on our existing momentum and remain involved in efforts to help the medical technology industry in supporting ID&E by improving health equity and expanding access, including by partnering with the Advanced Medical Technology Association (“AdvaMed”). We remain committed to sustaining meaningful, long-term strategic partnerships and programs to help address equitable access to care and advance the health of our communities around the world. This work impacts under-resourced communities, both in developed and underdeveloped countries. Through the recently launched BD Community Investment Fund, we are investing over $2 million across more than 25 communities in FY2025, where BD has a significant footprint and share of the employment market. Grant recipients are community-based nonprofits with missions that are strategically aligned to BD’s health equity strategy and are working to address equal access to healthcare and social determinants of health in their communities.
BD also has a longstanding history of associate volunteerism that is enabled through our public-private partnerships and collaborations with non-government organizations. We sponsor volunteer service trips and other meaningful volunteer opportunities to help strengthen health systems and enable an environment that can maintain critical competencies and resources needed to improve delivery of care. Associates are empowered to serve organizations and causes that are important to them in their local communities. This includes a matching gift program, paid time off to volunteer, and an award program to give grants to non-profit organizations in honor of associates who engage in exceptional volunteer efforts.
These collective efforts have garnered recognitions including being named among Fortune’s most innovative companies and by TIME as one of the world’s best companies. BD received the Business Group on Health "Best Employers: Excellence in Health & Well-being Award" for its commitment to advancing employee well-being, and was recognized as a best place to work for disability inclusion for the sixth consecutive year. In addition, the company was named among America’s Climate Leaders by USA TODAY; the 100 Best Corporate Citizens by 3BL, ranking second in the healthcare equipment and services industry for the second consecutive year. We remain committed and accountable to the work required within our company and beyond our corporate walls to build and maintain equity, acceptance, and accessibility for everyone.

BD 2024 Workforce Diverse Representation

	Gender (Global)	Year-Over-Year Change	Race (U.S. Only)	Year-Over-Year Change
Executive	29%	(1.0)%	23%	+0.1%
Management	42%	+0.7%	30%	+0.2%
All associates	49%	+0.1%	42%	(0.8)%
For the above table, we define “executives” as associates in positions of vice president and above. “Management” positions are defined as those in manager, director or equivalent roles. Ratios are determined by dividing the number of diverse associates by the total number of associates including associates who have not disclosed race and/or gender. Year-over-year change is a percentage point.
Associate Growth and Development
At BD we hold ourselves and each other accountable for learning and growing every day, which underscores our growth mindset culture. Our commitment to continuous improvement helps us become the best version of ourselves and we invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy and customers, both for today and for the future. Our enhanced Strategic Organizational Planning process is focused on building the organizational capabilities required in the years to come, and we offer associates and managers a robust offering of tools to help in their personal and professional development, including career development plans, mentoring programs, and in-house learning opportunities, including BD University, our in-house continuing education curriculum delivered through a "leaders-as-teachers" approach. We remain committed to investing in our next generation of leaders, including by offering our associates a number of leadership development programs, designed to enable our BD culture, cultivate leadership, and develop key organizational skills. We take an inclusive approach to delivering such programs, providing content in various formats that include digital, virtual, and in person. Through these learning opportunities, we aim to help our associates learn when and how they like. Our robust manager curriculum is designed to help our more than 8,000 people managers become more effective servant leaders who are equipped with resources to create work environments that facilitate growth and success. We have also applied our growth mindset philosophy to our performance management approach with an increased focus on continuous learning and development to help us all achieve our best.
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
Our efforts to seek ongoing feedback help us better understand what we are doing well and how we can improve the associate experience. In addition to encouraging a speak-up culture between associates, their managers, and cross-functional teams, we conduct employee engagement surveys to provide all associates with an opportunity to share their perspectives and we take appropriate action in response.
In addition to helping associates stay engaged, we also work to foster and reinforce an inclusive culture where diverse perspectives are valued. This year, our ARGs continued to host company-wide dialogues and panel sessions to advance our business and cultural priorities and engage and foster conversations and awareness among associates.
Compensation, Benefits and Well-being
Our total rewards program is designed to attract and retain top talent and to incentivize performance aligned with our business strategy and values. We offer a comprehensive total rewards program aimed at promoting overall well-being in support of the varying health, home-life, and financial needs of our diverse and global associates. Through our integrated global approach to well-being, we provide support, education, and resources to empower associates across all geographies to prioritize their well-being and build resilience in the physical, emotional, financial, and social areas of life. To enable associates to take action in support of their overall well-being, our total rewards packages (which vary by location) include market-competitive pay, broad-based stock grants and bonuses, healthcare benefits and retirement savings plans, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free physicals and flu vaccinations, well-being education and resources, employee assistance programs and other mental health support and resources. Each year we review and implement program enhancements and investments to ensure our benefits are inclusive and representative of the needs of BD associates and their families. Additionally, over the last several years in the U.S., we have increased efforts to mitigate the impact of rising healthcare costs and to offer more cost effective benefit options, with a specific focus on affordability for BD associates earning $55,000 per year or less.
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
In addition, the written charters of the Audit Committee, the Compensation and Human Capital Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Quality and Regulatory Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at https://investors.bd.com/corporate-governance. Printed copies of these materials, this 2024 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, economic slowdown or recession, have contributed to conditions that have impacted, and may continue to impact, demand for our products and services, or the prices we can charge for our products, disrupt aspects of our supply chain, impair our ability to produce our products, increase borrowing costs and exacerbate other risks that affect our business, financial condition and results of operations. In addition, general economic conditions may impact the healthcare industry, including reductions in capital spending, changes in the delivery of healthcare services and increasing labor disputes or shortages, which could in turn affect demand for our products and services. Both domestic and international markets experienced inflationary pressures in fiscal year 2024 and we expect inflation to persist in the future but at lower levels than in recent years. In addition, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows.
We have also experienced, and may continue to experience, challenges in our global supply chain, including shortages in supply, or disruptions in production and shipments, of certain materials or components used in our products, and related price increases. While to date, we have been able to manage the challenges associated with these delays and shortages without significant disruption to our business, no assurance can be given that these efforts will continue to be successful.
Our international operations subject us to certain business risks.
A substantial amount of our sales come from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain commercial, political and financial risks. In addition to fluctuations in foreign currency exchange (discussed above), our business in these foreign markets is subject to changing political, social, and geopolitical conditions, such as the evolving situations in Ukraine, the Middle East and Asia. These conditions include instability resulting from war, terrorism, insurrections and civil unrest, political conflict, and changing economic conditions, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with or among the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions, export controls, restrictions on the ability to transfer capital across borders, tariffs and other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets. In addition to these broader market conditions, our operations may also be impacted by a variety of local factors, such as competition from local companies, local product preferences and requirements, changes in local healthcare payment systems and healthcare delivery systems, changes resulting from new political administrations, and labor force instability.
The success of our operations outside the U.S. also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks and manage and staff widespread international operations. These and other factors may adversely impact our ability to pursue our growth strategy in these markets.
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
We are a global company that faces significant competition from a wide range of existing competitors and new market entrants. These include large medical device companies with multiple product lines, some of which may have greater financial and other resources than we do, as well as firms which are more specialized than we are with respect to particular markets or product lines. Nontraditional entrants, such as technology companies, are also entering into the healthcare industry and some may have greater financial and other resources than we do. We face competition across all our product lines and in each market in which our products are sold on the basis of product features, clinical or economic outcomes, product quality, availability, price, services and other factors.
Our ability to compete is also impacted by changing customer and patient preferences and requirements, including increased focus on products using materials of concern and demand for more sustainable products, and for products incorporating digital capabilities, including artificial intelligence, as well as changes in the ways healthcare services are delivered, such as the transition of more care from acute to non-acute settings and increased focus on chronic disease management. In particular, the shift of care from acute to non-acute settings may also place financial pressure on hospitals and broader healthcare systems that could result in less demand for our products and services. Cost containment efforts by governments and the private sector are also resulting in increased emphasis on products that reduce costs, improve clinical results and expand patient access. In addition, changes in regulatory or market standards, including, without limitation, cybersecurity requirements, often require significant investment to maintain compliance to relevant standards. Our ability to remain competitive will depend on how well we meet these changing market and regulatory demands in terms of our product offerings and go-to-market approaches.
The medical technology industry is also subject to rapid technological change, discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies that provide better features, pricing, clinical outcomes or economic value may render our current products or subsequently developed products obsolete or less competitive. In some instances, competitors, including pharmaceutical companies, also offer (or are attempting to develop) alternative therapies for disease states that may be delivered without a medical device. Lower cost producers have also created pricing pressure, particularly in developing markets.
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
The sale of our products and services, as well as access to them, depends, in part, on the healthcare funding landscape and how healthcare providers and facilities are reimbursed by public and private payers. Coverage policies and reimbursement levels can vary across the payer community globally, regionally, and locally, and may affect which products customers purchase, the market acceptance rate for new technologies and the prices customers are willing to pay for those products in a particular jurisdiction. In addition, third-party payers are increasingly challenging the reimbursement models and prices charged for medical products and services. Any changes to the reimbursement landscape, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which could adversely affect customer demand, or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under “Item 1. Business.”
A global trend towards limiting growth of healthcare costs may also put industry-wide pressure on medical device or clinical diagnostic pricing. In the U.S., these include value-based purchasing and managed care arrangements. Governments in China and other countries continue to use various mechanisms to control healthcare expenditures, including increased use of competitive bidding and tenders, price regulation (such as volume-based procurement programs (“VoBP”)), government imposed payback provisions, and changes in reimbursement practices and policies on average selling prices for our products, which have unfavorably impacted our revenues and may continue to impact our results of operations in certain countries.
Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in R&D, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property rights, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Even if we successfully develop new products or enhancements or new generations of existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry or regulatory standards, or competitors’ innovations.
We are subject to risks associated with public health crises, such as pandemics and epidemics, which could have a material adverse effect on our business. The nature and extent of impacts from any such events are highly uncertain and unpredictable.
We are subject to risks associated with public health crises, such as pandemics and epidemics. Such events could result in preventative or protective measures or other actions by governments and private health institutions that could negatively impact local or global economic conditions and result in reductions in the demand for certain of our products, negatively impacting our business, financial condition and results of operations.
In addition, public health crises could result in significant volatility in our global supply chain network, including shortages in supply or disruptions or delays in shipments, as well as price increases, of certain materials or components used in our products and increases in transportation costs.

The scope and duration of any future public health crisis, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
To the extent any such public health crises affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
Reductions in customers’ research budgets or government funding may adversely affect our business.
We sell products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health, and similar agencies in other countries. The level of government funding of research and development is unpredictable. The availability of governmental research funding may be adversely affected by economic conditions and governmental spending reductions, particularly during periods of economic uncertainty. Any reduction or delay in governmental funding could cause our customers to delay or forgo purchases of our products.
We need to attract and retain key employees to be competitive.
Our ability to compete effectively depends upon our ability to attract and retain executives, key employees and other associates. Competition for experienced employees, particularly for persons with certain technical competencies in some geographies, can be a challenge. Additionally, we need qualified managers and skilled employees with technical, manufacturing and distribution experience to operate our business successfully. Our ability to recruit and retain such talent will depend on a number of factors, including how BD’s compensation, benefits, work location, corporate culture and work environment compares with those offered by our competitors and other local employers. While there has been a slight improvement in what had been an intensely competitive labor market, there continues to be pressure on skilled labor in certain markets. A sustained labor shortage or increased turnover rates within our employee base has led to, and may continue to lead to, increased costs, such as an increase in overtime necessary to meet demand and increased wages and benefit costs to attract and retain skilled employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we cannot effectively recruit and retain qualified executives and skilled employees, we could encounter operational disruptions or other negative consequences to our business, financial condition or results of operations.
Operational Risks
Cybersecurity incidents and breaches or breakdowns of our information and technology systems or infrastructure could have a material adverse effect on our operations.
We rely on a large number of information and technology (“IT”) systems and related infrastructure, including services provided to us by third-party vendors to operate our business. We collect, use, store, transfer and otherwise process electronic information in our day-to-day operations, including personal, confidential, or proprietary information of BD and its customers, vendors and other business partners, and patients. Some of our products and systems collect personal, confidential or proprietary information regarding patients and patient therapy on behalf of our customers and some of our products are internet enabled or connect to our IT systems for maintenance and other purposes. We also have products and systems that connect to the internet, hospital networks, electronic medical record systems or electronic health record systems. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service (“SaaS”) solutions, platform-as-a-service (“PaaS”) solutions, data hosting and processing facilities, artificial intelligence, tools and other hardware, software (including open-source software) and technical applications and platforms, including some that are managed, hosted, provided and/or used by third-party vendors, to operate our business. Further, we expect that the breadth and complexity of our IT systems and infrastructure will increase as we expand our product offerings to utilize cloud technologies and potentially artificial intelligence, which present inherent enterprise technology risks, including those related to privacy, data protection and cybersecurity, that need to be managed. The foregoing could expose us to further risk of potential breaches, failures, interruptions and disruptions.
While we are continuing to modernize our IT systems and infrastructure (such as hardware, software and operating systems), there are still technologies in operation that are more vulnerable to risk of failures, interruptions and disruptions. In addition, while we continue to enhance business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective or account for all eventualities. We have experienced, and could in the future experience, the failure, interruption or disruption of the functionality of our IT systems and infrastructure, or those of third-party vendors upon which we rely, which could impair our ability or that of our customers, suppliers and other business partners to conduct business, result in the loss of BD trade secrets or otherwise compromise personal, confidential or proprietary information of BD or its customers, suppliers and other business partners, or of patients, result in efficacy or safety concerns for certain of our products, result in reputational harm to our business and result in actions by regulatory bodies or civil litigation.
Cyberattacks continue to increase in frequency, sophistication and intensity, and are increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our IT systems and infrastructure, as well as those of various third parties on which we rely, have experienced, and are likely to continue to experience, a variety of cyberattacks, including, but not limited to, unauthorized access, malicious code execution and/or phishing attacks, which has resulted, and could in the future result, in our and our customers’ personal, confidential or proprietary information being accessed, destroyed, lost, stolen or otherwise compromised and increased costs for cybersecurity measures or remediation. For example, through our cybersecurity monitoring tools and processes, we recently identified incidents of unauthorized activity on a portion of our IT systems, in which certain information relating to BD’s IT infrastructure and service credentials for certain BD Diagnostics Solutions, BD PyxisTM, and Parata products utilized by laboratories, hospitals and pharmacies (the “Product Service Credentials”) were accessed and/or exfiltrated. After becoming aware of the incidents, BD terminated the unauthorized access, applied additional security measures, and is working with customers to update these Product Service Credentials. While an unauthorized party would have to penetrate a customer’s local network and, in some cases, may also need to be physically present at the instrument in order to use these Product Service Credentials, until these credentials are updated, there is a risk of unauthorized access that may impact the confidentiality, integrity and/or availability of the relevant products and associated systems or data. To date, we have not been made aware of any unauthorized use of these Product Service Credentials. As of the date of this filing, the incidents have not had, and we do not expect them to have, a material impact on BD’s overall business operations, financial condition or results of operations.
In addition, certain factors, such as growth through acquisitions, rapid technology evolution, including increased adoption of artificial intelligence, and geopolitical events, have increased cybersecurity risks. In this increasingly hostile environment, we, and our third-party vendors could experience, a loss, unauthorized access to or disclosure or other compromise of personal, confidential or proprietary information, including information regarding third parties, such as customers and patients, due to a number of causes, including, but not limited to, the exploitation of system vulnerabilities, cyberattacks, unauthorized access to our products, improper data handling, breakdowns of our IT systems and infrastructure or other cybersecurity incidents or breaches. These cybersecurity incidents and breaches could adversely affect our reputation, financial condition, results of operations or competitive position in the market and result in other significant negative consequences, including lost revenue, manufacturing challenges or disruption, diversion of management attention, litigation, regulatory action and damage to our relationships with vendors, business partners and customers.

Unauthorized tampering, adulteration or interference with our products, including through cyberattacks, may also create issues with product functionality that could result in a loss of data, risk to patient safety and product recalls or field actions, as well as impact our compliance with privacy, data protection and other laws and regulations and could result in reputational damage and actions by regulatory bodies or civil litigation.
In addition, acquisitions, and the integration of acquired companies into the Company’s existing and future IT systems and infrastructure, including with third-party vendors and processes, inherently presents cybersecurity risks, such as exposing us to vulnerabilities and threats that were previously unknown or unmanaged. While we attempt to mitigate these risks through due diligence, risk assessments and the implementation of cybersecurity controls and protocols during and after the acquisition process, there can be no assurance that such measures will be sufficient to prevent, mitigate or remediate cybersecurity incidents or breaches, which could have a material adverse effect on our business, financial condition and results of operations.
While we have made investments intended to address threats presented by cybersecurity incidents and breaches, continue to dedicate significant resources intended to protect our products and systems from cybersecurity incidents and breaches, and continue to work with government authorities and third-party vendors to detect and reduce the risk of future cybersecurity incidents and breaches, there can be no assurances that these protective measures will be sufficient to prevent cybersecurity incidents or breaches that could have a material adverse impact on our business.
Cost volatility could adversely affect our operations.
Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, labor, freight, energy and other production costs that, in turn, increases the costs of producing and distributing our products. New laws or regulations adopted in response to climate change could also increase energy, conversion and transportation costs, as well as the costs of certain raw materials and components. In particular, we purchase supplies of resins, which are oil-based components used to manufacture certain products, and any significant increase in resin costs, whether due to inflationary pressure, supply constraints, regulatory changes or otherwise, could adversely impact future operating results. Increases in oil prices can also increase our packaging and transportation costs. The costs of raw materials, transportation, construction, services, and energy necessary for the production and distribution of our products continues to increase and be volatile. These prices may continue to fluctuate based on many factors beyond our control. While we have implemented cost containment measures, progressed selective price increases and taken other actions to mitigate these inflationary pressures in our supply chain, we may not be able to completely offset all the increases in our operational costs.
A reduction or interruption in the supply of certain raw materials and components could adversely affect our operating results.
We purchase many different types of raw materials and components used in our products, some of which are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, certain raw materials and components are purchased from sole suppliers. The price and supply of these materials and components has been, and may in the future be, impacted or disrupted for reasons beyond our control, including supplier shutdowns, supplier capacity constraints, supplier insolvencies, labor disruptions or shortages, transportation delays, inflationary pricing pressures, work stoppages, extreme weather events, geopolitical developments, global economic uncertainty or downturns, sanctions and trade restrictions, and other governmental regulatory actions (such as in the area of materials of concern) and any such changes or disruptions could adversely affect our business, results of operations, financial condition and cash flows. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of our global supply chain network, including to the cost and availability of energy, raw materials and components due to shortages, labor strikes, and cost inflation. We continuously explore alternative routes, transportation modes, and replenishment timings to preempt and mitigate associated risks, but no assurance can be given that these efforts will adequately address these challenges and disruptions.
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
We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or a few of our plants. Interruption to our manufacturing operations resulting from system outages, cybersecurity incidents or breaches, weather or natural disasters, regulatory requirements, labor disruptions, equipment failure or other issues in our manufacturing process, could adversely affect our ability to manufacture our products. In some instances, we may not be able to transition manufacturing to other BD sites or a third party to replace the lost production. A significant interruption of our manufacturing operations could result in lost revenues and damage to our relationships with customers.
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
At a broader level, there is increased focus on the use and emission of ethylene oxide by the EPA and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide for sterilization may be imposed in the future, both domestically and outside the U.S. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the NESHAP. We are in the process of implementing certain changes to our facilities in accordance with NESHAP’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies.
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
There has been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change through a variety of means, including regulating GHG emissions (and requirements to disclose climate-related risks and metrics, including GHG emissions), policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. There has been, and in the future there may be additional, legislation or regulations enacted or promulgated in the United States and in other jurisdictions in which we do business that impose more stringent restrictions and requirements on our operations than our historical legal or regulatory obligations as well as additional disclosure or reporting requirements. We have experienced, and companies in our supply chain may experience, increased compliance burdens and costs to meet the regulatory obligations. Such increased compliance burdens and costs could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
Additionally, the impacts of climate change may further influence customer and other stakeholder preferences and requirements. This includes increased demand for more sustainable products, including products with lower environmental footprints, and for companies to produce and demonstrate progress against sustainability goals and GHG reduction targets, including product-level GHG emissions data. Failure to meet stakeholder expectations or our own goals or commitments relating to sustainability or GHG emissions reductions, provide sustainable products or demonstrate GHG reductions could potentially result in loss of market share, reputational impacts, or an inability to attract and retain customers.
Legal, Quality and Regulatory Risks
We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including, among others, purported class action lawsuits for alleged antitrust violations and violations of federal securities laws, environmental and product liability claims (including pending claims relating to ethylene oxide, our hernia repair implant products, surgical continence and pelvic organ prolapse products for women, vena cava filter products and implantable ports, which involve, or could in the future involve, lawsuits seeking class action status or seeking to establish multi-district litigation or other consolidated proceedings) and suits alleging patent infringement. We also are or have been subject to government investigations and civil investigative demands seeking information with respect to alleged violations of law, including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), the federal securities laws, federal contracting requirements and/or sales and marketing practices, among other things. A more detailed description of certain litigation to which we are a party is contained in Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We could be subject to additional lawsuits, governmental investigations, subpoenas and civil investigative demands in the future. Any such lawsuits, governmental investigations, subpoenas and civil investigative demands could ultimately have a material adverse effect on our results of operations, financial condition and liquidity, and could distract management from the operations of the business.
Reserves established for estimated losses with respect to legal proceedings do not represent an exact calculation of our actual liability, but instead represent our estimate of the probable loss at the time the reserve is established to the extent future losses are probable and reasonably estimable. Due to the inherent uncertainty of litigation and our underlying loss reserve estimates, additional reserves may be established or current reserves may be significantly increased from time-to-time. Also, in some instances, we are not able to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges materially in excess of any currently established accruals and, to the extent available, excess liability insurance. In addition, even if the Company believes it has meritorious defenses, from time to time the Company engages in settlement discussions and mediation and considers settlements taking into account various factors including, among other things, developments in such legal proceedings and the resulting risks and uncertainties. These activities have resulted in settlements for certain matters and going forward could result in further settlements, any of which may be confidential and could be significant and result in charges in excess of accruals. Any such future charges, individually or in the aggregate, could have a material adverse effect on our results of operations, financial condition and/or liquidity.
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
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, labor, privacy and data protection, taxation, artificial intelligence and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to climate change and the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate closures of, or changes to, our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws and reporting requirements in the future or changes in the interpretation of existing laws or regulations, may increase our compliance costs or otherwise adversely impact our operations and financial performance. For example, the FDA’s increased oversight of laboratory developed tests may impact certain of our customers and, as a result, could affect our financial performance.
We are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of our products must receive authorization from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. This process may require us to incur significant costs in terms of time and resources, and these costs have been increasing due to increased requirements from the FDA and comparable governing bodies for supporting data for submissions. The regulatory process may also require changes to our products or result in limitations on the indicated uses of our products. Governmental agencies may also impose new requirements regarding registration, including, but not limited to, labeling updates or changes to prohibited materials that require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. In addition, changes we have made, or may make in the future, to our products have been, or may in the future be, subject to U.S. or foreign regulatory review, including additional 510(k) clearance, PMA approval and other marketing authorizations (such as, but not limited to, with respect to BD AlarisTM pumps and related sets and BD VacutainerTM). We have made modifications to certain of our products in the past and have determined based on our review of our internal documentation and data and the applicable FDA or foreign regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new clearance or approval. If the FDA or a foreign regulator disagrees with our determinations, we may be required to cease marketing and/or to recall the modified product until we obtain a new marketing authorization, which could result in lost revenue, additional costs and damage to our reputation. Such non-compliance may also subject the Company to civil and criminal, monetary and non-monetary penalties, or other actions being taken with respect to products in the field. Marketing authorization and the time needed to secure such authorization is uncertain and we may not be able to obtain such authorization on the timeline or conditions we expect or at all. Our ability to obtain and maintain regulatory approvals from the FDA or foreign regulators may be difficult and could increase the cost of compliance and impact our ability to market our products.
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
Our CareFusion 303, Inc. subsidiary is operating under a Consent Decree that affects our BD Alaris™ infusion pump business in the U.S. We are also currently operating under two warning letters issued by the FDA for our Dispensing and Specimen Management businesses. For more information regarding the consent decree and warning letters, see “Regulation” under Item 1. Business.
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
In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices since May 2021. The application of the EU MDR has been extended until 2027 for certain devices considered higher-risk and to 2028 for other devices. This longer transition timeline applies only to devices that are transitioning to MDR and meet other specific conditions set out in the EU IVDR. The EU IVDR has been fully applicable for manufacturers of in vitro diagnostic medical devices since May 2022. Complying with and maintaining devices under these regulations requires us to incur significant expenditures. Additionally, the availability of EU notified body services certified to the new requirements is limited, which may delay the marketing approval for some of our products under the EU MDR. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to EU conformity requirements.

We are also subject to complex and frequently changing privacy and data protection laws, rules and regulations in the U.S. and a significant number of other countries where BD operates, regarding the collection, use, storage, security, transfer and other processing of personal data. These laws, rules and regulations require companies to, among other things, proactively implement effective programs and enhance internal policies, business practices, processes, and controls and could impose significant limitations and additional compliance costs on us. In addition, these laws, rules and regulations require us to embed privacy, security and data protection requirements in all assets impacting the processing of personal data and could also require us to modify current or future products or services, which may harm our future financial results. Any actual or perceived noncompliance with these laws, rules and regulations, our internal policies and procedures or our contracts governing the processing of personal data could result in significant consequences for BD, including, among other things, business interruption, sanctions and significant pecuniary fines, regulatory inquiries and investigations, adverse publicity, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages.
The importance of privacy and data protection laws, rules and regulations for the healthcare and med-tech industry specifically is constantly growing, as personal data is an integral part of doing business in our sector, and the legal standards are evolving and becoming more complex worldwide. A significant number of countries where we operate have enacted privacy or data protection laws, rules and regulations, the majority of which have extraterritorial scope, creating significant compliance challenges as we seek to maintain our global reach, with significant penalties for non-compliance, based on total worldwide annual revenue from the preceding financial year. In some cases, there are restrictions on the transfer of personal data outside the home country. More recently, privacy and data protection regulators are paying special attention to emerging issues linked to new digital technologies, such as the use of artificial intelligence, biometrics, and surveillance technologies, which pose unique challenges to existing privacy and data protection paradigms.
In addition, certain privacy and data protection laws, rules and regulations may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws, rules or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliant by us or a failure by us to conduct proper due diligence on the third party, which could result in material fines or litigation. We also could be subject to additional expenses and liabilities in the event of a cybersecurity incident or breach, or the failure of an IT system owned or operated by us or a third party with which we partner or its vendor.
Finally, changes in the tax laws and regulations of the jurisdictions in which we operate could increase our tax expense and/or tax payments, increase tax uncertainty and have a material adverse impact on our results of operations. For example, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules which impose a 15% minimum tax on income of large multinational enterprises in the jurisdictions in which they operate. Pillar Two is effective in some of the jurisdictions in which we operate beginning in fiscal year 2025. We continue to evaluate the impacts of the enacted Pillar Two legislation. Tax laws, inclusive of Pillar Two legislation, in the U.S. and in other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have a material impact on our effective tax rate and on our business, results of operations, financial condition, and cash flows.
Defects or quality issues associated with our products could adversely affect the results of our operations.
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. Such events have in the past and could in the future lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements.
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
We depend on cash on hand and cash flows from operations to make scheduled debt payments. However, our ability to generate sufficient cash flow from operations of the Company and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control. There can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance our indebtedness. Any such action may not be successful and we may be unable to service our indebtedness and fund our operations, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to refinance existing debt on favorable or comparable terms.
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
Natural disasters, such as hurricanes, tornadoes, windstorms, earthquakes, wildfires, floods and other extreme weather events (including those caused by climate change), war, global health crises, terrorism, social or political unrest, labor disruptions and international conflicts and other events beyond our control, and actions taken by the U.S. and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the U.S. and areas outside of the U.S. in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

Information About our Executive Officers
The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position
Thomas E. Polen	51	Chairman since April 2021; Chief Executive Officer since January 2020; President since April 2017; Chief Operating Officer from October 2018 to January 2020; and Executive Vice President and President - Medical Segment from October 2014 to April 2017.
Richard Byrd	57	Executive Vice President and President, Interventional Segment since September 2022; Worldwide President, BD Medication Delivery Solutions from March 2019 to September 2022; Worldwide President, Preanalytical Systems from December 2016 to February 2019.
Christopher J. DelOrefice	53	Executive Vice President and Chief Financial Officer since September 2021; Vice President, Investor Relations, Johnson & Johnson from August 2018 to September 2021; and Chief Financial Officer, North America Hospital Medical Devices, Johnson & Johnson from June 2017 to August 2018.
Antoine C. Ezell	55
Executive Vice President, President of the Americas and Chief Marketing Officer since October 2020; Executive Vice President and Chief Marketing Officer from January 2020 to October 2020; Vice President, Connected Care and Insulins, Eli Lilly and Company from January 2019 to January 2020; and prior thereto, Vice President, Enterprise Capabilities and Solutions, Eli Lilly; Chief Marketing Officer, Elanco Animal Health; and Chief Customer Officer, Eli Lilly.

Michael Feld	44	Executive Vice President and President, Life Sciences since August 2024; President of Hach (Veralto Corporation) from September 2023 to August 2024; Senior Vice President and General Manager of Danaher Corporation from June 2022 to September 2023; and President of Mammotome (Danaher Corporation) from January 2019 to September 2022.
Michael Garrison	56	Executive Vice President and President, Medical Segment since September 2022; Worldwide President, BD Medication Management Solutions from March 2020 to September 2022; Worldwide President, BD Surgery from December 2018 to March 2020; Vice President and General Manager Worldwide Infusion Systems from July 2016 to December 2018.
Roland Goette	62	Executive Vice President and President, EMEA since May 2017.
Pavan Mocherla	55	Executive Vice President and President, Greater Asia since July 2022; Country General Manager, South Asia/Managing Director from December 2017 to June 2022.
Shana Neal	59	Executive Vice President and Chief People Officer since April 2022; Chief Human Resources Officer of Owens & Minor from April 2018 to March 2022.
Michelle Quinn	56	Executive Vice President and General Counsel since April 2023; Senior Vice President, Deputy General Counsel and Chief Ethics and Compliance Officer from February 2022 to April 2023; Senior Vice President, Chief Ethics & Compliance Officer, Chief Regulatory Counsel from May 2019 to January 2023; Senior Vice President, Chief Compliance Officer from February 2019 to May 2019.
David Shan	54	Executive Vice President and Chief Integrated Supply Chain Officer since January 2023; Executive Vice President and Chief Quality Officer from March 2020 to August 2023; Senior Vice President, Global Supply Chain from May 2018 to August 2020.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
BD’s cybersecurity risk management program is focused on maintaining the confidentiality, integrity and availability of BD products, manufacturing and distribution operational technology (“OT”), enterprise IT and BD data. We incorporate cybersecurity risk management into our systems and processes, which we strive to align with multiple industry-leading cybersecurity standards, including the Joint Security Plan issued by the Health Sector Coordinating Council for BD products and guidelines issued by the National Institute of Standards and Technology (NIST) for our manufacturing and distribution OT and enterprise IT.
Our commitment to cybersecurity includes a total life cycle approach to protecting BD products, manufacturing and distribution OT, enterprise IT and BD data. Using various tools and techniques, we proactively monitor for suspicious activity and perform risk assessments (including independent third-party risk assessments), penetration testing and vulnerability scanning to identify potential threats and vulnerabilities. We also collaborate with government and industry leaders to gather and share cybersecurity threat intelligence. We provide mandatory annual cybersecurity awareness training for our 70,000+ associates, and we send phishing simulation emails monthly to all associates who use a BD email address and an assigned computing device. We also use tools to monitor unintentional sharing of personal, confidential and proprietary information. Our cybersecurity risk management program includes a documented incident response and critical incident management plan to identify, assess and manage the potential impact of cybersecurity threats or vulnerabilities and prioritize risk mitigation and/or remediation measures to safeguard BD products, manufacturing and distribution OT, enterprise IT and BD data.
We strive to align BD Information Security policies and procedures with industry best practices, including the NIST Cybersecurity Framework, International Organization for Standardization (“ISO”)/International Electrotechnical Commission (IEC) 27001:2022 standards for information security, Underwriters Laboratories (“UL”) 2900-1 Cybersecurity Standard for Medical Devices, and U.S. Food and Drug Administration’s pre-market and post-market guidance for cybersecurity in medical devices. In 2022, BD achieved ISO/IEC 27001:2022 certification at the enterprise level, demonstrating that BD’s Information Security Management System (ISMS) conforms to internationally recognized cybersecurity standards. In July 2024, BD engaged a third-party auditor to complete its second enterprise-level annual surveillance audit for ISO 27001, which determined that BD continues to meet these rigorous standards. These policies and procedures establish processes for handling data, assets, systems and other technology resources to help protect BD products, manufacturing and distribution OT, enterprise IT and BD data.
We also incorporate cybersecurity risk management into our Enterprise Risk Management (“ERM”) program. Through our ERM program, we identify, assess and manage a broad range of risks across our businesses, regions and functions, and we align our risk management efforts with our corporate strategy. Our enterprise IT, manufacturing and distribution OT, third-party and product cybersecurity risks are each assessed as part of our ERM program. As part of our cybersecurity risk management program, we engage a range of third-party experts each year, including advisors, consultants and auditors, to evaluate and enhance our program through security attestations and certifications, maturity assessments and security testing. We also engage third parties for staff augmentation to strengthen our cybersecurity program through additional dedicated resources. In addition, we actively engage with intelligence agencies, law enforcement, and advocacy and industry groups.
We also identify, assess and manage risks associated with our use of third-party service providers and maintain a third-party risk management program that monitors third-party cybersecurity risk throughout the procurement lifecycle—from planning and sourcing through relationship conclusion. This program includes supplier cybersecurity vetting at the time of engagement, cybersecurity risk assessments and cybersecurity vulnerability monitoring. Our third-party risk management program is aligned with NIST and ISO/IEC frameworks and is focused on continuous improvement through intelligence sharing with industry groups.

There can be no assurance that such measures will be sufficient to prevent, mitigate or remediate cybersecurity incidents or breaches. Although we have experienced cyberattacks as discussed in “Item 1A, Risk Factors” above, based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect BD. Despite our efforts in implementing and maintaining our cybersecurity risk management program, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident or breach in the future that may materially affect us. For further discussion of how our business, results of operations, and financial condition could be materially adversely affected by risks from cybersecurity threats, see “Item 1A, Risk Factors.”
Governance
The Board and its committees provide oversight of our ERM program, including our cybersecurity risk management program and the protection and resilience of BD products, manufacturing and distribution OT, enterprise IT and BD data. In addition, our management periodically conducts cybersecurity crisis simulations with the full Board to raise awareness of cybersecurity risks and enhance our incident preparedness. We also provide Board members the opportunity to take a cybersecurity training course through an external service provider. The Board delegates oversight of our cybersecurity risk management program to the Audit Committee and the Quality and Regulatory Committee (QRC). The Audit Committee regularly reviews our cybersecurity risk management program with respect to manufacturing and distribution OT and enterprise IT, and the QRC reviews our product cybersecurity program.
Our cybersecurity risk management program is led by our Chief Information Security Officer (“CISO”), whose organization is responsible for identifying, assessing and managing risks from cybersecurity threats. Our CISO has over 20 years of experience leading information security, data risk management, application/system development and engineering teams at multiple large, global and publicly traded companies—including several Fortune 500 companies. Our CISO holds Certified Information Systems Security Professional (“CISSP”), Certified Information Security Manager (“CISM”), Certified Information Privacy Professional (“CIPP”) and Security+ certifications and contributes to healthcare industry working groups, most recently serving as chair of the Health Information Sharing and Analysis Center (the “HISAC”) Information Security Risk Management Working Group. Our CISO reports to our Chief Information Officer (CIO), who has overall responsibility for the cybersecurity risk management program and organization. Our CIO has more than 25 years of experience in information technology, business transformation, cybersecurity and technology solutions, including leadership roles at multiple large, global and publicly traded companies—including several Fortune 500 companies. Our Vice President, Research and Development, Product Security (“VP of Product Security”) also supports our cybersecurity risk management program by leading a team of product security professionals focused on implementing security by design, security in use and product end of life strategies across our portfolio of software-based products. Our VP of Product Security has more than 15 years of experience in the medical device industry, including at another publicly traded company managing product security. Our VP of Product Security has received training from the SANS Institute and contributes to healthcare industry groups such as the Health Sector Coordinating Counsel – Joint Cybersecurity Working Group.
Our CISO is supported by and is a member of our Cybersecurity Strategy and Risk Committee (“CSRC”), which is a management-level governance body for oversight of all of our cybersecurity risk. Our VP of Product Security is also a member of the CSRC. On a quarterly basis, our CSRC receives information from our CISO regarding BD’s enterprise IT, manufacturing and distribution OT and product security programs, including the Company’s strategy and progress on key initiatives. We also have an executive-level Enterprise Risk Committee (ERC) that oversees our ERM program and aims to create an enterprise-wide culture that promotes open discussion regarding risk and opportunities and integrates effective risk management into our goals and objectives. As part of integrating cybersecurity risk management into our ERM program, our ERC receives updates from our CIO and CISO on BD’s cybersecurity risk management strategy and program on a regular basis.

In addition to our CSRC and our ERC, we have established processes providing for the escalation of certain cybersecurity incidents and breaches. We maintain a global response plan that sets forth a detailed incident management and reporting protocol designed to respond to cybersecurity incidents and breaches appropriately and efficiently. Our operational team is responsible for communicating the impact and status of certain cybersecurity incidents and breaches to senior management, including the CISO, based on its assessment of the significance of the cybersecurity incident or breach. We also have a committee consisting of senior members of our management, including our CIO and CISO, to evaluate cybersecurity incidents and breaches reported to the committee by our CISO on an ad-hoc basis for potential material impacts on BD, including its financial condition and results of operations, and assess BD’s public disclosure obligations. The CIO, CISO and other members of the committees are informed about the status, effectiveness and risks associated with our cybersecurity risk management program through their management of and participation in the cybersecurity risk management processes, policies and operations described above.
Our CIO and CISO provide updates to the Audit Committee, and our VP of Product Security provides updates to the QRC, multiple times per year regarding BD’s cybersecurity risk management program, including the results of third-party assessments, progress towards cybersecurity goals and objectives, product cybersecurity matters, third-party risk management, regulatory compliance and other topics as needed. We also have processes by which certain cybersecurity incidents and breaches are escalated and reported to the Board of Directors or a Board committee, as appropriate, based on our management’s assessment of risk.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of September 30, 2024, BD owned or leased 302 facilities throughout the world, comprising approximately 26,555,343 square feet of manufacturing, warehousing, administrative, and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,962,022 square feet of owned and 4,537,419 square feet of leased space. The international facilities comprise approximately 10,547,043 square feet of owned and 3,508,859 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
The U.S. facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Washington D.C., Washington, Wisconsin, and Puerto Rico.
The international facilities are as follows:
- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia, the Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Ghana, Greece, Hungary, Ireland, Israel, Italy, Kenya, Luxembourg, Netherlands, Norway, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, and the United Arab Emirates.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol "BDX”. As of November 1, 2024, there were approximately 10,012 shareholders of record.
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2024	1,164	$240.58	—	6,681,777
August 1-31, 2024	249	232.02	—	6,681,777
September 1-30, 2024	—	—	—	6,681,777
Total	1,413	$239.07	—	6,681,777
(1)Includes 1,413 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
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
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East and Africa (collectively referred to below as “EMA”), as well as, Latin America and certain countries within Greater Asia.
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
Grow
•Accelerating innovation in smart devices, robotics, analytics, and artificial intelligence in order to enable new care settings, improve outcomes, streamline care workflows, and reduce costs within healthcare settings;
•Focusing on a strong portfolio of core leading products, solutions and services that deliver greater benefits to patients, healthcare workers and researchers;
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

Simplify
•Driving operating effectiveness and margin expansion through deployment of our BD Excellence program to increase factory productivity and asset efficiencies;

•Reducing complexity, increasing agility and improving customer experience by rationalizing our product portfolio, as well as by simplifying and optimizing our architecture and operating model;
•Making strategic investments that prioritize a culture of quality and our quality management system to ensure we are a best-in-class, proactive quality-driven organization;
•Enhancing customer experiences through the digitalization of internal processes and go-to-market approaches;
•Collaborating across our supply chain to responsibly source materials and goods, as well as to reduce environmental impacts; and
•Continuing our investments in an enterprise-wide renewable energy strategy to create more resilient operations.
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
Acquisition of Edwards Lifesciences’ Critical Care Product Group
On September 3, 2024, we completed the acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which we renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”), for total consideration of $3.911 billion. Advanced Patient Monitoring is a global leader in advanced monitoring solutions that expands BD’s portfolio of smart connected care solutions with its growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement our existing technologies serving operating rooms and intensive care units.
BD reports the results associated with Advanced Patient Monitoring’s product offerings as a separate organizational unit within our Medical segment and additional disclosures relating to this acquisition are provided in Notes 8, 11 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
BD’s Spin-Off of Diabetes Care and Sale of Surgical Instrumentation Platform
In August 2023, we completed the sale of the Interventional segment's Surgical Instrumentation platform. The historical financial results for this platform have not been classified as a discontinued operation.
In April 2022, we completed the spin-off of our former Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business that was contributed in the spin-off were reflected as discontinued operations in our consolidated financial statements.
Additional disclosures regarding the sale and spin-off are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Key Trends Affecting Results of Operations
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and we continually evaluate macroeconomic conditions to assess their potential impact to our operations and financial results. Macroeconomic factors which affected our operations and impacted results in fiscal year 2024 included the following:
•As anticipated, market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners, had an adverse impact on our results of operations and these dynamics could continue to unfavorably impact our results of operations.
•As is further discussed below, our labor costs were generally higher in our fiscal year 2024 compared with the prior-year period.
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
In addition, current healthcare delivery has transitioned more care from acute to non-acute settings and has increased focus on chronic disease management; this transition has placed additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, a deterioration of staffing levels within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products. Also, reductions or delays in governmental research funding and/or higher interest rates could cause customers for our instruments and reagents to delay or forgo purchases of these products.
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

Summary of Financial Results
Worldwide revenues in 2024 of $20.178 billion increased 4.2% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-year revenues
Volume/other (a)	4.2%
Pricing	0.7%
Foreign currency impact	(0.1)%
Impact due to sale of Surgical Instrumentation platform	(0.7)%
Acquisition of Advanced Patient Monitoring	0.4%
Other (b)	(0.3)%
Increase in revenues from the prior-year period	4.2%
(a)    Volume/other includes revenues attributable to products, services and licensing.
(b)    Represents the recognition of accruals resulting from recent developments relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to the current fiscal year. Additional disclosures regarding these legislative and legal matters are provided in Notes 6 and 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Our financial position remains strong, with cash flows from continuing operating activities totaling $3.844 billion in 2024. At September 30, 2024, we had $2.301 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends and during fiscal year 2024, we paid cash dividends to common shareholders of $1.100 billion.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The fiscal year 2024 impact of foreign currency translation on our revenues is provided above and the impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Updates to Financial Results Reported in Earnings Release
On November 7, 2024, we furnished a Current Report on Form 8-K that included as an exhibit a press release announcing our financial results for the fourth fiscal quarter and the fiscal year ended September 30, 2024 (the “Earnings Release”). On November 22, 2024 and subsequent to furnishing the Earnings Release, we received the Dispensing Warning Letter, as more fully discussed under Item 1. Business— Regulation—FDA

Warning Letters. A charge of $28 million to recognize our currently estimated liability for future costs expected to be incurred to address the non-conformities identified in the Dispensing Warning Letter was recorded to Cost of products sold for the three-month period and fiscal year ended September 30, 2024. The charge, which is included in the “Specified Items” section below, impacted our financial results for the fiscal year ended September 30, 2024, included in this Annual Report on Form 10-K, as follows:
•Cost of product sold (from $11.025 billion reported in the Earnings Release to $11.053 billion);
•Operating Income (from $2.425 billion reported in the Earnings Release to $2.397 billion);
•Net Income from Continuing Operations (from $1.726 billion reported in the Earnings Release to $1.705 billion); and
•Diluted Earnings per Share from Continuing Operations (from $5.93 reported in the Earnings Release to $5.86).
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2024 vs. 2023			2023 vs. 2022
(Millions of dollars)	2024	2023	2022	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$4,429	$4,293	$4,308	3.2%	(0.1)%	3.3%	(0.3)%	(1.9)%	1.6%
Medication Management Solutions	3,297	2,980	2,533	10.7%	0.2%	10.5%	17.6%	(1.0)%	18.6%
Pharmaceutical Systems	2,273	2,229	2,001	2.0%	0.2%	1.8%	11.4%	(1.7)%	13.1%
Advanced Patient Monitoring	74	—	—	NM	NM	NM	NM	NM	NM
Total Medical revenues	$10,074	$9,502	$8,841	6.0%	—%	6.0%	7.5%	(1.6)%	9.1%
"NM" denotes that the percentage change is not meaningful.
The Medical segment’s revenue growth in 2024 primarily reflected the following.
•Strong global demand for the Medication Delivery Solutions unit’s Vascular Access Management portfolio, as well as strong U.S. demand for medication delivery products, partially offset by the impact of unfavorable market dynamics in China.
•Double-digit growth in sales of infusion systems, as well as higher utilization of infusion sets within the Medication Management Solutions unit, partially offset by an unfavorable comparison to stronger placements of dispensing solutions in 2023.
•Double-digit growth in sales of the Pharmaceutical Systems unit’s prefillable solutions in the biologic drug category, partially offset by customer order patterns relating to other drug categories.
•Overall Medical segment revenue growth in 2024 also reflected the acquired Advanced Patient Monitoring unit’s sales beginning on September 3, 2024.

The Medical segment’s revenue growth in 2023 primarily reflected the following.
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

•Continued strong demand for the Pharmaceutical Systems unit’s prefillable solutions in high-growth markets such as the biologic drug category.
Medical segment operating income was as follows:

(Millions of dollars)	2024	2023	2022
Medical segment operating income	$2,742	$1,967	$2,215

Segment operating income as % of Medical revenues	27.2%	20.7%	25.1%

The Medical segment's operating income as a percentage of revenues in 2024 and 2023, compared with the prior-year periods, reflected the following:
•The Medical segment’s higher gross profit margin in 2024 compared with 2023 primarily reflected the following:
◦A favorable comparison to gross margin in 2023, which was impacted by $653 million of charges related to estimated future costs associated with the Medication Management Solutions unit’s remediation efforts related to AlarisTM infusion pumps, as well as lower manufacturing costs, which resulted from continuous improvement projects and other productivity initiatives that enhanced the efficiency of our operations; partially offset by
◦An unfavorable impact of $59 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date, higher raw material and labor costs, as well as unfavorable foreign currency translation.
•The Medical segment’s lower gross profit margin in 2023 compared with 2022 primarily reflected the following:
◦The $653 million of charges noted above related to product remediation efforts compared with charges in 2022 related to the same efforts of $72 million. The fiscal year 2023 charge impacted gross margin by approximately 6.9%.
◦Higher raw material, labor and freight costs, as well as unfavorable foreign currency translation; partially offset by
◦Lower manufacturing costs resulting from continuous improvement projects and pricing.
•Lower selling and administrative expense as a percentage of revenues in 2024 compared with 2023 primarily reflected revenue growth that outpaced spending and lower shipping costs. Selling and administrative expense as a percentage of revenues in 2023 was lower compared with 2022 due to lower selling and shipping costs.
•Research and development expense as a percentage of revenues in 2024 was lower compared with 2023, and in 2023 compared with 2022, which reflected revenue growth that outpaced project spending.

Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2024 vs. 2023			2023 vs. 2022
(Millions of dollars)	2024	2023	2022	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$3,679	$3,624	$4,185	1.5%	(0.1)%	1.6%	(13.4)%	(2.0)%	(11.4)%
Biosciences	1,512	1,509	1,379	0.2%	—%	0.2%	9.4%	(2.2)%	11.6%
Total Life Sciences revenues	$5,191	$5,133	$5,564	1.1%	—%	1.1%	(7.8)%	(2.1)%	(5.7)%

The Life Sciences segment’s revenue growth in 2024 primarily reflected the following:
•Strong growth in sales of the Integrated Diagnostic Solutions unit’s specimen management portfolio, partially offset by an unfavorable comparison to higher respiratory testing revenues in 2023, including COVID-19-only diagnostic testing revenues.
•Strong demand for the Biosciences unit’s clinical reagents, offset by a decline in sales of the unit’s instrumentation due to a decline in life science research funding, primarily in the United States and China.
The Life Sciences segment's revenues in 2023 primarily reflected the following:
•Revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the Integrated Diagnostic Solutions unit of $73 million compared with revenues in 2022 of $511 million and an unfavorable comparison to stronger sales in 2022 of the Integrated Diagnostic Solutions unit’s combination influenza/COVID-19 testing assays, as well as destocking of specimen management products by U.S. distributors in 2023; partially offset by
•Growth in the Integrated Diagnostic Solutions unit’s microbiology platform and growth attributable to molecular diagnostic platforms which leveraged our larger installed base of BD MAXTM instruments.
•Strong growth in sales of the Biosciences unit’s reagents and instruments, including recently launched research instruments.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2024	2023	2022
Life Sciences segment operating income	$1,595	$1,585	$1,710

Segment operating income as % of Life Sciences revenues	30.7%	30.9%	30.7%

The Life Sciences segment's operating income as a percentage of revenues in 2024 and 2023, compared with the prior-year periods, reflected the following:
•The Life Sciences segment’s lower gross profit margin in 2024 compared with 2023 primarily reflected higher raw material and labor costs, as well as declines in respiratory illness-related revenues and unfavorable foreign currency translation, partially offset by lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives.
•The Life Sciences segment’s higher gross profit margin in fiscal year 2023 compared with 2022 primarily reflected the following:

◦Favorable impacts in 2023 from price and continuous improvement projects in our manufacturing facilities; partially offset by
◦The decline in COVID-19-only testing revenues and a decline in licensing income compared with 2022, as well as higher raw material and labor costs in 2023.
•Selling and administrative expense as a percentage of revenues in 2024 was higher compared with 2023, which primarily reflected lower costs in 2023. Lower selling and administrative expense as a percentage of revenues in 2023 compared with 2022 primarily reflected lower selling costs and efforts to contain certain administrative costs.
•Lower research and development expense as a percentage of revenues in 2024 compared with 2023 primarily reflected the progression of current projects. Higher research and development expense as a percentage of revenues in 2023 compared with 2022, primarily reflected the decline in segment revenues in 2023 compared with the prior-year period.
Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2024 vs. 2023			2023 vs. 2022
(Millions of dollars)	2024	2023	2022	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Surgery	$1,492	$1,497	$1,400	(0.3)%	(0.1)%	(0.2)%	6.9%	(1.3)%	8.2%
Peripheral Intervention	1,933	1,865	1,759	3.7%	(0.4)%	4.1%	6.0%	(2.9)%	8.9%
Urology and Critical Care	1,554	1,374	1,305	13.1%	(0.5)%	13.6%	5.3%	(1.8)%	7.1%
Total Interventional revenues	$4,980	$4,736	$4,464	5.1%	(0.4)%	5.5%	6.1%	(2.0)%	8.1%

The Interventional segment’s revenue growth in 2024 primarily reflected the following:
•Strong growth in sales across the Surgery unit’s advanced repair and reconstruction platforms, as well as its infection prevention products; the prior-year period’s revenues included $140 million attributable to the unit’s former Surgical Instrumentation platform, which was sold in the fourth quarter of fiscal year 2023.
•Double-digit growth attributable to the Peripheral Intervention unit’s peripheral vascular disease platform, partially offset by a decline in sales of our oncology products due to customer ordering patterns and market dynamics in China.
•Double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings and current-year licensing revenue.
The Interventional segment’s revenue growth in 2023 primarily reflected the following:
•Double-digit growth in global sales of the Surgery unit’s advanced repair and reconstruction platforms, as well as strong growth in sales of biosurgery products, was partially offset by a decline in revenues attributable to the sale of the Surgical Instrumentation platform in the fourth quarter.
•Growth driven by global market penetration of the Peripheral Intervention unit’s peripheral vascular disease platform was partially offset by the impact of planned strategic portfolio exits.
•Continued strong demand for the Urology and Critical Care unit’s PureWickTM offerings in the acute and alternative care settings.

Interventional segment operating income was as follows:

(Millions of dollars)	2024	2023	2022
Interventional segment operating income	$1,420	$1,217	$1,081

Segment operating income as % of Interventional revenues	28.5%	25.7%	24.2%

The Interventional segment's operating income as a percentage of revenues in 2024 and 2023, compared with the prior-year periods, reflected the following:
•The Interventional segment’s higher gross profit margin in 2024 compared with 2023 primarily reflected favorable impacts from product mix and pricing.
•The Interventional segment’s gross profit margin was flat in 2023 compared with 2022, which primarily reflected:
◦Favorable impacts from price, continuous improvement projects, and a favorable comparison to the prior-year period, which was unfavorably impacted by certain purchase accounting adjustments; offset by
◦Unfavorable impacts of higher raw material, labor and freight costs.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in 2024 compared with 2023, and in 2023 compared with 2022, primarily reflected revenue growth that outpaced spending.
Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2024 vs. 2023			2023 vs. 2022
(Millions of dollars)	2024	2023	2022	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$11,663	$11,113	$10,722	4.9%	—	4.9%	3.7%	—	3.7%
International	8,515	8,258	8,148	3.1%	(0.2)%	3.3%	1.4%	(4.2)%	5.6%
Total revenues	$20,178	$19,372	$18,870	4.2%	(0.1)%	4.2%	2.7%	(1.8)%	4.5%

U.S. revenue growth in 2024 reflected strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as in the Interventional segment’s Urology and Critical Care unit.
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
International revenue growth in 2024 was driven by the Medical segment’s Pharmaceutical Systems unit, the Life Sciences segment’s Integrated Diagnostic Solutions unit and the Interventional segment’s Peripheral Intervention unit. International revenue growth in 2024 also reflected the unfavorable impact of a $62 million accrual which resulted from recent developments relating to the Italian government medical device pay back legislation and substantially relates to years prior to the current fiscal year. Additional disclosures regarding this matter are provided in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

International revenue growth in 2023 was particularly driven by strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, and in the Life Sciences segment’s Biosciences unit, as well as by strong sales in the Interventional segment’s Surgery and Peripheral Intervention units. International revenues in 2023 were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with 2022, as discussed further above.
Emerging market revenues were as follows:

				2024 vs. 2023			2023 vs. 2022
(Millions of dollars)	2024	2023	2022	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$3,054	$2,966	$2,904	3.0%	(0.6)%	3.6%	2.1%	(3.6)%	5.7%
Emerging market revenue growth in 2024 primarily reflected strong sales in Latin America and in countries other than China within Greater Asia, partially offset by a decline in China driven by unfavorable market dynamics, as further discussed above. Emerging market revenue growth in 2023 was primarily driven by sales in Latin America, South Asia, and in China, despite unfavorable impacts to China revenues from volume-based procurement programs.

Specified Items
Reflected in the financial results for 2024, 2023 and 2022 were the following specified items:

(Millions of dollars)	2024	2023	2022
Integration costs (a)	$23	$67	$68
Restructuring costs (a)	387	239	123
Transaction costs (b)	48	—	—
Financing costs (b)	(8)	—	—
Separation-related items (c)	13	14	20
Purchase accounting adjustments (d)	1,503	1,434	1,431
Product, litigation, and other items (e)	346	554	268
European regulatory initiative-related costs (f)	104	139	146
Impacts of debt extinguishment	—	—	24
Total specified items	2,416	2,448	2,082
Less: tax impact of specified items	297	399	366
After-tax impact of specified items	$2,119	$2,050	$1,716

(a)Represents amounts associated with restructuring and integration activities which are recorded in Integration, restructuring and transaction expense and are further discussed below.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense, and financing impacts, which are recorded in Interest income and Interest expense, associated with the Advanced Patient Monitoring acquisition.
(c)Represents costs recorded to Other operating expense (income), net and incurred in connection with the separation of BD's former Diabetes Care business.
(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold.
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain product liability and legal defense costs, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amount in 2024 was primarily recorded to Revenues and Other operating expense (income), net, and largely related to legislative and legal matters, as further discussed above in our geographic revenue discussion and further below in our discussion of Other operating expense (income), net. Additional disclosures regarding these legislative and legal matters are provided in Notes 6 and 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The amounts in 2024, 2023 and 2022 included net charges within Cost of products sold of $38 million, $653 million and $72 million, respectively, to record or adjust future costs estimated for product remediation efforts. The amounts in 2023 and 2022 also included pension settlement costs of $57 million and $73 million, respectively, which were recorded to Other expense, net. The amount in 2022 also includes a charge of $54 million related to a noncash asset impairment, which was recorded to Cost of products sold. The amounts in 2023 and 2022 additionally include certain amounts recorded to Other operating expense (income), net, which are detailed further below.
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

Gross Profit Margin
The comparisons of gross profit margins in 2024 and 2023 with the prior-year periods reflected the following impacts:

	2024	2023
Gross profit margin % prior-year period	42.2%	44.9%
Impact of purchase accounting adjustments and other specified items	3.2%	(2.5)%
Operating performance	0.7%	0.1%
Foreign currency impact	(0.9)%	(0.3)%
Gross profit margin % current-year period	45.2%	42.2%

The favorable impact on gross margin from specified items in 2024 compared with 2023 reflected a favorable comparison to specified items recorded in 2023, which included $653 million of charges recorded in the Medical segment to adjust the estimate of future product remediation costs, as noted above, partially offset by an unfavorable impact of $59 million due to a fair value step-up adjustment recorded by the Medical segment in 2024 relating to Advanced Patient Monitoring's inventory on the acquisition date.
The impact of other specified items on gross margin in 2023 compared with 2022 reflected the $653 million of charges recorded in 2023 as noted above related to product remediation efforts, compared with charges in 2022 related to the same efforts of $72 million. The impact of other specified item in 2023 compared with 2022 additionally reflected a non-cash asset impairment charge of $54 million recorded by the Medical segment in 2022.
Operating performance in 2024 and 2023 reflected lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives, as well as a favorable impact from pricing. These favorable impacts to operating performance in 2024 were partially offset by higher raw material and labor costs and an unfavorable absorption impact of planned inventory reductions. Operating performance in 2023 was unfavorably impacted by higher raw material, labor and freight costs.

Operating Expenses
Operating expenses in 2024, 2023 and 2022 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selling and administrative expense	$4,857	$4,719	$4,709
% of revenues	24.1%	24.4%	25.0%	(30)	(60)

Research and development expense	$1,190	$1,237	$1,256
% of revenues	5.9%	6.4%	6.7%	(50)	(30)

Integration, restructuring and transaction expense	$458	$313	$192

Other operating expense (income), net	$222	$(210)	$37

Selling and administrative
Selling and administrative expense as a percentage of revenues in 2024 was lower compared with 2023, which primarily reflected higher revenues and lower shipping costs in the current-year period, partially offset by higher selling costs.
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
Research and development
Lower research and development expense as a percentage of revenues in 2024 compared with 2023, and in 2023 compared with 2022, primarily reflected the progression of current projects and revenue growth that outpaced project spending. Spending in 2024, 2023 and 2022 reflected our continued commitment to invest in new products and platforms.
Integration, restructuring and transaction expense
Integration expense in 2024, 2023 and 2022 primarily included costs related to system integrations and our 2022 acquisition of Parata Systems. Restructuring expense in 2024, 2023 and 2022 primarily included restructuring costs related to simplification and other cost-saving initiatives. Transaction costs in 2024 included legal, advisory and other costs, relating to our agreement to acquire Advanced Patient Monitoring. For further disclosures regarding the costs relating to restructurings, refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating expense (income), net
Other operating expense (income) in 2024, 2023 and 2022 included the following items which are further discussed in the Notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data:

(Millions of dollars)	2024	2023	2022
Charge to accrue an estimated liability for the SEC investigation (see Note 6)	$175	$—	$—
Other amounts recorded for legal matters (see Note 6)	79	—	—
Amounts recorded for product liabilities, including related defense costs (see Note 6)	(36)	26	21
Separation-related items	13	14	20
Gain recognized on sale of business (see Note 2)	—	(268)	—
Other	(9)	18	(4)
Other operating expense (income), net	$222	$(210)	$37

Net Interest Expense

(Millions of dollars)	2024	2023	2022
Interest expense	$(528)	$(452)	$(398)
Interest income	163	49	16
Net interest expense	$(364)	$(403)	$(382)
Higher interest expense in 2024 compared with 2023 primarily reflected higher overall interest rates on debt outstanding, as well as higher total debt outstanding at September 30, 2024 compared with September 30, 2023, which reflected debt issued in our third quarter of fiscal year 2024 to fund the cash consideration payable upon our acquisition of Advanced Patient Monitoring. Higher interest expense in 2023 compared with 2022 was largely attributable to the higher levels of commercial paper borrowings outstanding throughout 2023 and higher overall interest rates on debt outstanding. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Higher interest income in 2024 compared with 2023, and in 2023 compared with 2022, primarily reflected higher overall interest rates and levels of cash on hand during the current-year periods, compared with the prior-year periods.
Income Taxes
The income tax rates for continuing operations in 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Effective income tax rate for continuing operations	15.0%	7.9%	8.3%

Impact, in basis points, from specified items	150	(500)	(500)

The effective income tax rate for continuing operations in 2024 compared with 2023 primarily reflected the impact of more favorable discrete items recorded in 2023. The effective income tax rate for continuing operations in 2023 compared with 2022 primarily reflected the impact of a remeasurement of deferred tax assets and liabilities upon the approval of a tax incentive.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations in 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Net income from continuing operations (Millions of dollars)	$1,705	$1,530	$1,635
Diluted earnings per share from continuing operations	$5.86	$5.10	$5.38

Unfavorable impact-specified items	$7.28	$7.11	$5.97
(Unfavorable) favorable impact-foreign currency impact	$(0.56)	$(0.37)	$0.14
Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes. Additional disclosures regarding our derivative instruments are provided in Note 14 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We have also hedged the currency exposure associated with investments in certain foreign subsidiaries with instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts. In order to mitigate transactional foreign currency exposures resulting from anticipated intercompany purchases and sales, we have hedged a portion of this currency risk with certain instruments such as foreign exchange forward and option contracts, which are designated as cash flow hedges. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We did not enter into contracts to hedge cash flows against these foreign currency impacts in fiscal year 2024 or 2023.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2024 and 2023, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2024	2023
10% appreciation in U.S. dollar	$(143)	$(100)
10% depreciation in U.S. dollar	$147	$100
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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2024 and 2023, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2024	2023	2024	2023
10% increase in interest rates	$(12)	$(3)	$5	$2
10% decrease in interest rates	$12	$2	$(5)	$(2)

Liquidity and Capital Resources
Our strong financial position and cash flow performance have provided us with the capacity to accelerate our innovation pipeline through investments in research and development, as well as through strategic acquisitions. We believe that our available cash and cash equivalents, our ability to generate operating cash flow, and if needed, our access to borrowings from our financing facilities provide us with sufficient liquidity to satisfy our foreseeable operating needs. The following table summarizes our consolidated statement of cash flows in 2024, 2023 and 2022:

(Millions of dollars)	2024	2023	2022
Net cash provided by (used for) continuing operations
Operating activities	$3,844	$2,990	$2,471
Investing activities	$(5,514)	$(716)	$(3,220)
Financing activities	$2,087	$(1,956)	$(736)

Net Cash Flows from Continuing Operating Activities
Cash flows from operating activities in 2024 was largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected higher levels of accounts payable and accrued expenses, as well as lower levels of inventory, which reflects our continued efforts to optimize inventory levels, partially offset by higher levels of trade receivables. Cash flows from operating activities in 2024 additionally reflected a discretionary cash contribution of $150 million to fund our pension obligation.
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
Net Cash Flows from Continuing Investing Activities
Capital expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Capital expenditures of $725 million, $874 million and $973 million in 2024, 2023 and 2022, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Purchases of investments, net
Cash outflows from continuing investing activities in 2024 included net purchases of investments, primarily in time deposits, of $421 million.
Acquisitions
Cash outflows for acquisitions in 2024 was attributable to the acquisition of Advanced Patient Monitoring in the fourth quarter of 2024. Cash outflows for acquisitions in 2022 reflected consideration of $1.548 billion associated with our acquisition of Parata Systems in the fourth quarter of 2022, as well as cash payments relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisitions of MedKeeper, Scanwell Health, Inc, Tissuemed, Ltd., and Venclose, Inc.
Divestitures
Cash inflows relating to our divestiture of the Interventional segment's Surgical Instrumentation platform in 2023 were $540 million. For further discussion, refer to Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in 2024, 2023 and 2022 included the following significant cash flows:

(Millions of dollars)	2024	2023	2022
Cash inflow (outflow)
Change in short-term debt	$400	$(230)	$230
Proceeds from long-term debt	$4,517	$1,662	$497
Payments of debt	$(1,142)	$(2,155)	$(805)
Share repurchases	$(500)	$—	$(500)
Dividends paid	$(1,100)	$(1,114)	$(1,082)
Distribution from Embecta Corp. (see Note 2)	$—	$—	$1,266
Net transfer of cash to Embecta upon spin-off	$—	$—	$(265)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 4 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities
Certain measures relating to our total debt were as follows:

	2024	2023	2022
Total debt (Millions of dollars)	$20,110	$15,879	$16,065

Weighted average cost of total debt	3.4%	3.0%	2.8%
Total debt as a percentage of total capital (a)	42.9%	37.2%	37.3%
(a) Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Additional disclosures regarding our debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2024, total worldwide cash and equivalents and short-term investments, including restricted cash, were $2.301 billion. More than half of these assets were held in the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2027. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility, which was extended in July 2024, may be extended for up to one additional one-year period, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2024.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of September 30, 2024.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $400 million of commercial paper borrowings outstanding as of September 30, 2024. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services (“S&P”), Moody's Investors Service (“Moody's”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2024:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Baa2	BBB
Commercial Paper	A-2	P-2	F2
Outlook	Stable	Stable	Stable

Our corporate credit ratings at September 30, 2024 were unchanged compared with our ratings at September 30, 2023.
Lower corporate debt ratings and downgrades of our corporate credit ratings or other credit ratings may increase our cost of borrowing. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under purchase, debt and lease arrangements are provided in Notes 6, 16 and 18, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Critical Accounting Estimates
The following discussion supplements the descriptions of our accounting policies contained in Note 1 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The preparation of the consolidated financial statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect on our consolidated financial statements. Management believes the following policy areas require more significant judgment:
Revenue Recognition
Our revenues are primarily recognized when the customer obtains control of the product sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. Revenues associated with certain instruments and equipment for which installation is complex, and therefore significantly affects the customer’s ability to use and benefit from the product, are recognized when customer acceptance of these installed products has been confirmed. For leases and for certain service arrangements, including extended warranty and software maintenance contracts, revenue is recognized ratably over the contract term. The majority of revenues relating to extended warranty contracts associated with certain instruments and equipment is generally recognized within a few years whereas deferred revenue relating to software maintenance contracts is generally recognized over a longer period.
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
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units represent one level below reporting segments. Our review of goodwill for each reporting unit compares the fair value of the reporting unit, estimated using an income approach, with its carrying value. Our annual goodwill impairment test performed on July 1, 2024 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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
We have reviewed our needs in the United States for possible repatriation of undistributed earnings of our foreign subsidiaries and we continue to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, we are permanently reinvested with respect to all of our historical foreign earnings as of September 30, 2024. Additional disclosures regarding our accounting for income taxes are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Contingencies

We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters, as further discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We establish accruals to the extent future losses for individual matters are probable and reasonably estimable based upon our assessment of the likelihood of any adverse judgments or outcomes relative to these matters, as well as the potential ranges of probable losses. Given the uncertain nature of litigation generally, we are not able in all cases to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party.

When appropriate, accruals are developed with the consultation of outside counsel regarding the nature, timing and extent of each matter. The accruals may change in the future as new information for an individual matter becomes available or due to changes in our litigation strategy. We record expected recoveries, up to the amount of loss recognized, from product liability insurance carriers or other parties when realization of recovery is deemed probable.

Given the uncertain nature of litigation, we could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations, financial condition and/or consolidated cash flows.
Benefit Plans
We have significant net pension and other postretirement and postemployment benefit obligations and costs that are measured using actuarial valuations which include assumptions for the discount rate and the expected return on plan assets. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. plans, we will use a discount rate of 4.98% for 2025, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2025, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2025 are provided in Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.5% for the U.S. pension plan in 2025. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
Sensitivity to changes in key assumptions for our U.S. pension and other postretirement and postemployment plans are as follows:
•Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $1 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement and postemployment benefit plan costs. This estimate assumes no change in the shape or steepness of the company-specific yield curve used to plot the individual spot rates that will be applied to the future cash outflows for future benefit payments in order to calculate interest and service cost.
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

•Conditions in international markets, including social and political conditions, geopolitical developments such as the continuation and/or escalation of the evolving situations in Ukraine, the Middle East and Asia, civil unrest, political conflict, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures, barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights, and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the implementation of similar cost-containment efforts.
•Competitive factors that could adversely affect our operations, including new product introductions and technologies, including the use of artificial intelligence, by our current or future competitors, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets and changes in the practice of medicine.
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
•Changes in coverage policies or reimbursement levels, or adverse decisions relating to our products and services by governments or third-party payers, which could reduce demand for our products or the price we can charge for such products.
•Product efficacy or safety concerns or non-compliance with applicable regulatory requirements regarding our products (such as non-compliance of our products with registration requirements resulting from modifications to such products, or other factors, including, but not limited to, with respect to BD Alaris™ pumps and related sets and BD VacutainerTM) resulting in product recalls, lost revenue or other actions being taken with respect to products in the field or the ability to continue selling new products to customers (including restrictions on future product clearances and civil penalties), product liability or other claims and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
•Changes in the domestic and foreign healthcare industry, in medical practices or in patient preferences that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation among healthcare providers.

•The effects of regulatory or other events (such as public health crises) that adversely impact our supply chain, including our ability to manufacture (including sterilize) our products (particularly where production of a product line or sterilization operations are concentrated in one or a few plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors. In particular, there has been increased regulatory focus on the use and emission of ethylene oxide in sterilization processes, and additional regulatory requirements may be imposed in the future that could adversely impact BD or our third-party sterilization providers.
•IT system disruptions, breaches or breakdowns, including through cyberattacks, ransom attacks or cyber-intrusion, which could impair our ability or that of our customers, suppliers and other business partners to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of patients, including sensitive personal data, or result in efficacy or safety concerns for certain of our products, and result in investigations, legal proceedings, liability, expense or reputational damage or actions by regulatory bodies or civil litigation.
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
•Any impact that public health crises, such as pandemics and epidemics may have on our business, the global economy and the global healthcare system. This may include decreases in the demand for our products, disruptions to our operations or the operations of our suppliers and customers, disruptions to our supply chain, or increases in transportation costs.
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
•The impact of climate change, or legal, regulatory or market measures to address climate change, such as regulation of greenhouse gas emissions, zero-carbon energy and sustainability mandates and related disclosure requirements, and additional taxes on fuel and energy, and changing customer and other stakeholder preferences and requirements, such as those regarding the use of materials of concern, increased demand for products with lower environmental footprints, and for companies to set and demonstrate progress against sustainability goals and greenhouse gas reduction targets.
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
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD)), potential anti-corruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, environmental and product liability matters (including pending claims relating to ethlyene oxide, our hernia repair implant products, surgical continence and pelvic organ prolapse products for women, vena cava filter products and implantable ports, which involve, or could involve in the future, lawsuits seeking class action status or seeking to establish multi-district or other consolidated proceedings), data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including, without limitation, laws relating to sales practices, environmental protection and reporting, price controls, privacy, data protection, cybersecurity, artificial intelligence, employment, labor, and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
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
On September 3, 2024, the Company completed the acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). While the Company has extended its oversight and monitoring processes that support its internal control over financial reporting, as well as its disclosure controls and procedures, the Company continues to integrate the acquired operations of Advanced Patient Monitoring. As such, the Company has excluded Advanced Patient Monitoring from its evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. The Advanced Patient Monitoring business had total assets that represented approximately 2% of the Company's consolidated total assets at September 30, 2024, and total revenues that represented less than 1% of the Company's consolidated revenues for fiscal year 2024.
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2024.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Thomas E. Polen	/s/ Christopher J. DelOrefice
Thomas E. Polen	Christopher J. DelOrefice
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of
September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 27, 2024 expressed an unqualified opinion thereon.
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

Business Combination
Description of the Matter
As disclosed in Note 11 to the consolidated financial statements, the Company completed the acquisition of Edwards Lifesciences’ Critical Care product group, which was renamed as BD Advanced Patient Monitoring, for total consideration of $3.911 billion. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation required by management to determine the preliminary fair value of certain identified intangible assets which consisted of developed technology intangible assets of $714 million and customer relationships intangible assets of $650 million. The Company used an income approach to measure the technology-related intangible assets and certain customer relationship-related assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and revenue growth rates which are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combinations. For example, we tested controls over the identification and valuation of intangible assets, including the valuation models, and underlying assumptions used to develop such estimates. We read the purchase agreement, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of the identifiable intangible assets acquired at fair value and goodwill.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the models, as described above. We evaluated the completeness and accuracy of the underlying data used in the analyses. For example, we compared the significant assumptions to current industry, market, and economic trends, to the historical results of the acquired business, and to other guideline companies within the same industry. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

Income taxes — Uncertain tax positions
Description of the Matter
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company conducts business in numerous countries and as a result, files tax returns in those locations. Uncertain tax positions may arise for multiple reasons including, but not limited to, the interpretation of global tax rules and regulations. The Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. The Company has recorded a liability of $257 million related to uncertain tax positions as of September 30, 2024.

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

November 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control Over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BD Advanced Patient Monitoring, which is included in the 2024 consolidated financial statements of the Company and constituted 2% of total assets as of September 30, 2024 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BD Advanced Patient Monitoring.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 27, 2024 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
November 27, 2024

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2024	2023	2022
Revenues	$20,178	$19,372	$18,870

Cost of products sold	11,053	11,202	10,393
Selling and administrative expense	4,857	4,719	4,709
Research and development expense	1,190	1,237	1,256
Integration, restructuring and transaction expense	458	313	192
Other operating expense (income), net	222	(210)	37
Total Operating Costs and Expenses	17,780	17,261	16,588
Operating Income	2,397	2,111	2,282
Interest expense	(528)	(452)	(398)
Interest income	163	49	16
Other expense, net	(28)	(46)	(117)
Income from Continuing Operations Before Income Taxes	2,005	1,662	1,783
Income tax provision	300	132	148
Net Income from Continuing Operations	1,705	1,530	1,635
(Loss) Income from Discontinued Operations, Net of Tax	—	(46)	144
Net Income	1,705	1,484	1,779
Preferred stock dividends	—	(60)	(90)
Net income applicable to common shareholders	$1,705	$1,424	$1,689

Basic Earnings per Share
Income from Continuing Operations	$5.88	$5.14	$5.42
(Loss) Income from Discontinued Operations	—	(0.16)	0.50
Basic Earnings per Share	$5.88	$4.97	$5.93

Diluted Earnings per Share
Income from Continuing Operations	$5.86	$5.10	$5.38
(Loss) Income from Discontinued Operations	—	(0.16)	0.50
Diluted Earnings per Share	$5.86	$4.94	$5.88
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2024	2023	2022
Net Income	$1,705	$1,484	$1,779
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(166)	(91)	305
Defined benefit pension and postretirement plans	14	4	210
Cash flow hedges	(32)	27	85
Unrealized loss on available-for-sale debt securities	(1)	—	—
Other Comprehensive (Loss) Income, Net of Tax	(184)	(60)	600
Comprehensive Income	$1,521	$1,424	$2,379

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2024	2023
Assets
Current Assets
Cash and equivalents	$1,717	$1,416
Restricted cash	139	65
Short-term investments	445	8
Trade receivables, net	3,033	2,534
Inventories	3,843	3,273
Prepaid expenses and other	1,292	1,380
Total Current Assets	10,468	8,676
Property, Plant and Equipment, Net	6,821	6,557
Goodwill	26,465	24,522
Developed Technology, Net	7,733	8,058
Customer Relationships, Net	2,635	2,338
Other Intangibles, Net	549	552
Other Assets	2,615	2,078
Total Assets	$57,286	$52,780
Liabilities and Shareholders’ Equity
Current Liabilities
Current debt obligations	$2,170	$1,141
Accounts payable	1,896	1,641
Accrued expenses	3,476	2,604
Salaries, wages and related items	1,246	1,115
Income taxes	168	139
Total Current Liabilities	8,956	6,641
Long-Term Debt	17,940	14,738
Long-Term Employee Benefit Obligations	942	1,023
Deferred Income Taxes and Other Liabilities	3,558	4,582
Commitments and Contingencies (See Note 6)
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 370,594,401 shares in 2024 and 2023.	371	371
Capital in excess of par value	19,893	19,720
Retained earnings	16,139	15,535
Deferred compensation	25	24
Treasury stock — 81,493,082 shares in 2024 and 80,202,608 shares in 2023.	(8,807)	(8,305)
Accumulated other comprehensive loss	(1,732)	(1,548)
Total Shareholders’ Equity	25,890	25,796
Total Liabilities and Shareholders’ Equity	$57,286	$52,780

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2024	2023	2022
Operating Activities
Net income	$1,705	$1,484	$1,779
Less: (Loss) income from discontinued operations, net of tax	—	(46)	144
Income from continuing operations, net of tax	1,705	1,530	1,635
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	2,286	2,288	2,229
Share-based compensation	247	259	233
Deferred income taxes	(211)	(622)	(120)
Change in operating assets and liabilities:
Trade receivables, net	(453)	(290)	32
Inventories	98	(15)	(631)
Prepaid expenses and other	23	192	(436)
Accounts payable, income taxes and other liabilities	625	(517)	(473)
Pension obligation	(70)	112	(55)
Gain on sale of business	—	(268)	—
Product remediation-related charges	38	653	72
Other, net	(445)	(332)	(16)
Net Cash Provided by Continuing Operating Activities	3,844	2,990	2,471
Investing Activities
Capital expenditures	(725)	(874)	(973)
Purchases of investments, net	(421)	—	—
Acquisitions, net of cash acquired	(3,924)	—	(2,070)
Proceeds from divestitures, net	—	540	—
Other, net	(444)	(382)	(178)
Net Cash Used for Continuing Investing Activities	(5,514)	(716)	(3,220)
Financing Activities
Change in short-term debt	400	(230)	230
Proceeds from long-term debt	4,517	1,662	497
Distribution from Embecta Corp. (see Note 2)	—	—	1,266
Net transfer of cash to Embecta upon spin-off	—	—	(265)
Payments of debt	(1,142)	(2,155)	(805)
Repurchase of common stock	(500)	—	(500)
Dividends paid	(1,100)	(1,114)	(1,082)
Other, net	(89)	(120)	(77)
Net Cash Provided by (Used for) Continuing Financing Activities	2,087	(1,956)	(736)
Discontinued Operations:
Net cash (used for) provided by operating activities	(46)	(1)	163
Net cash used for investing activities	—	—	(11)
Net cash provided by financing activities	—	—	145
Net Cash (Used for) Provided by Discontinued Operations	(46)	(1)	298
Effect of exchange rate changes on cash and equivalents and restricted cash	4	5	(45)
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	375	322	(1,233)
Opening Cash and Equivalents and Restricted Cash	1,481	1,159	2,392
Closing Cash and Equivalents and Restricted Cash	$1,856	$1,481	$1,159
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 20 years for machinery and equipment and one to 20

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

years for leasehold improvements. Depreciation and amortization expense was $676 million, $696 million and $672 million in fiscal years 2024, 2023 and 2022, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill that arises from acquisitions of businesses. The Company reviews goodwill for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units represent one level below reporting segments. The Company reviews goodwill for each reporting unit by comparing the fair value of the reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2024 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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
 Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within Selling and administrative expense. Shipping expense was $702 million, $733 million and $751 million in 2024, 2023 and 2022, respectively.
Contingencies
The Company establishes accruals for future losses which are both probable and can be reasonably estimated. Additional disclosures regarding the Company's accounting for contingencies are provided in Note 6.
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
Income Taxes
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its foreign subsidiaries and continues to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings as of September 30, 2024. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
Note 2 — Divestitures
Surgical Instrumentation Platform
The Company completed the sale of its Interventional segment's Surgical Instrumentation platform in August 2023. The Company recognized a pre-tax gain on the sale of approximately $268 million, which was recorded as a component of Other operating expense (income), net in fiscal year 2023. The historical financial results for the Surgical Instrumentation platform have not been classified as a discontinued operation.
Spin-Off of Embecta Corp.
On April 1, 2022, the Company completed the spin-off of its former Diabetes Care business as a separate publicly traded company named Embecta through a distribution of Embecta’s publicly traded common stock (listed on NASDAQ under the ticker symbol "EMBC") to BD’s shareholders of record as of the close of business on March 22, 2022 (the “record date”). The Company distributed one share of Embecta common stock for every five common shares of BD outstanding as of the record date and shareholders received cash in lieu of fractional shares of Embecta common stock. BD retained no ownership interest in Embecta subsequent to the spin-off. The distribution is expected to qualify and has been treated as tax-free to the Company and its shareholders for U.S. federal income tax purposes. On March 31, 2022, Embecta used a portion of the proceeds from financing transactions to make a cash distribution of approximately $1.266 billion to the Company.
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company has continued to provide certain products and services to

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s consolidated statements of income during the fiscal years ended September 30, 2024, 2023 and 2022 as a result of these agreements are detailed in Note 19.
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
Note 3 — Accounting Changes
New Accounting Principles Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that requires additional qualitative and quantitative disclosures regarding supplier finance programs. The new disclosure requirements are intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows. The Company adopted this accounting standard on October 1, 2023, and disclosures regarding the Company’s supplier finance programs are provided in Note 15.
On July 1, 2022, the Company early-adopted an accounting standard update issued by the FASB, which requires an entity to apply the provisions of Accounting Standard Codification Topic 606, "Revenue from Contracts with Customers," ("ASC 606") when recognizing and measuring contract assets and contract liabilities acquired in a business combination. The Company’s adoption of this accounting standard update for

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

business combinations that occurred during fiscal year 2022 did not have a material impact on its consolidated financial statements.
New Accounting Principles Not Yet Adopted
In November 2024, the FASB issued an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in each relevant income statement expense caption. The update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures.
In December 2023, the FASB issued an accounting standard update that requires more disaggregated information to be included in the income tax rate reconciliation and income taxes paid annual disclosures. This update is effective for the Company beginning in its fiscal year 2026 and the Company is currently evaluating the impact that this update will have on its disclosures.
In November 2023, the FASB issued a new accounting standard update that requires more disaggregated expense information about a public entity’s reportable segments. This update is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. The Company is currently evaluating the impact that this update will have on its disclosures.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 4 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	1,779	—	—	—
Cash dividends:
Common ($3.48 per share)	—	—	(992)	—	—	—
Preferred	—	—	(90)	—	—	—
Issuance of shares under employee and other plans, net	—	(108)	(1)	—	1,271	44
Share-based compensation	—	239	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	25	—
Repurchase of common stock	—	150	—	—	(2,415)	(650)
Spin-off of Embecta (See Note 2)	—	—	634	—	—	—
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	1,484	—	—	—
Cash dividends:
Common ($3.64 per share)	—	—	(1,046)	—	—	—
Preferred	—	—	(60)	—	—	—
Issuance of shares for preferred shares converted to common shares (b)	6	(4)	—	—	—	—
Issuance of shares under employee and other plans, net	—	(88)	—	1	1,056	24
Share-based compensation	—	259	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	24	—
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	1,705	—	—	—
Cash dividends:
Common ($3.80 per share)	—	—	(1,100)	—	—	—
Issuance of shares under employee and other plans, net	—	(73)	—	1	801	2
Share-based compensation	—	247	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	27	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Share Repurchases
In fiscal year 2024, the Company executed and settled accelerated share repurchase (“ASR”) agreements for the repurchase of 2.118 million shares of its common stock for total consideration of $500 million, excluding a 1% excise tax on share repurchases of $3 million, which was recorded as an increase to Treasury stock.
In fiscal year 2022, the Company executed an ASR agreement in which 1.953 million common shares were repurchased and delivered in fiscal year 2022 for $500 million, and were recorded as an increase to Treasury stock. Also in fiscal year 2022, $150 million was recorded as an increase to Treasury stock, with an offsetting increase to Capital in excess of par value for the delivery of 462 thousand shares upon final settlement of a separate ASR agreement which was executed in fiscal year 2021.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, which was fully utilized as of September 30, 2022, and a repurchase program authorized by the Board of Directors on November 3, 2021 for up to an additional 10 million shares of BD common stock, for which there is no expiration date.
The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)	$—
Other comprehensive income before reclassifications, net of taxes	306	54	169	83	—
Amounts reclassified into income, net of taxes	43	—	41	2	—
Spin-off of Embecta (See Note 2)	251	251	—	—	—
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75	$—
Other comprehensive (loss) income before reclassifications, net of taxes	(106)	(91)	(37)	21	—
Amounts reclassified into income, net of taxes	46	—	41	6	—
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive loss before reclassifications, net of taxes	(227)	(166)	(32)	(28)	(1)
Amounts reclassified into income, net of taxes	42	—	46	(4)	—
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
The amount of foreign currency translation recognized in other comprehensive income during the years ended September 30, 2024, 2023 and 2022 included net (losses) gains relating to net investment hedges, as further discussed in Note 14. The amount recognized in other comprehensive income relating to cash flow hedges in 2024 is primarily related to foreign exchange contracts and forward starting interest rate swaps, which were terminated during fiscal year 2024. The amounts recognized in other comprehensive income relating to cash flow hedges in 2023 and 2022 are primarily related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 14.
The tax impacts for benefit plans and cash flow hedges recognized in other comprehensive income before reclassifications in 2024, 2023 and 2022 were immaterial to the Company's consolidated financial results. The tax impacts for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges in 2024, 2023 and 2022 were also immaterial to the Company's consolidated financial results.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 5 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2024	2023	2022
Average common shares outstanding	289,763	286,282	285,005
Dilutive share equivalents from share-based plans (a) (b)	1,246	2,110	2,333
Dilutive share equivalents from Series C preferred shares (c)	—	—	26
Average common and common equivalent shares outstanding — assuming dilution	291,009	288,392	287,364
(a)In 2023 and 2022, dilutive share equivalents associated with mandatory convertible preferred stock of 4 million and 6 million, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. All of the mandatory convertible preferred shares outstanding were converted during fiscal year 2023, as further discussed in Note 4.
(b)In 2024, 1 million of certain share-based compensation awards were excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares. In 2023 and 2022, no such awards were excluded from the diluted earnings per share calculation. Additional disclosures regarding the Company’s share-based compensation are provided in Note 9.
(c)Represents dilutive share equivalents from Series C preferred shares that temporarily replaced shares of common stock held in trusts to adhere to trust requirements until the Company’s spin-off of its Diabetes Care business on April 1, 2022 was completed.
Note 6 — Commitments and Contingencies
Commitments
The Company has certain future purchase commitments entered in the normal course of business to meet operational and capital requirements. As of September 30, 2024, these commitments aggregated to approximately $1.831 billion and will be expended over the next several years.
Contingencies
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations. Given the uncertain nature of litigation generally, the Company is not able, in all cases, to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party. Even if the Company believes it has meritorious defenses, from time to time the Company engages in settlement discussions and mediation and considers settlements taking into account various factors including, among other things, developments in such legal proceedings and the resulting risks and uncertainties. These activities have resulted in settlements for certain matters and going forward could result in further settlements, which may be confidential and could be significant and result in charges in excess of accruals.
In accordance with U.S. GAAP, the Company establishes accruals to the extent future losses are probable and reasonably estimable. With respect to putative class action lawsuits and certain tort actions in the United States and certain of the Canadian lawsuits described below or in our other SEC filings, the Company may not be able to determine if a probable loss exists for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to certain of the civil investigative demands (“CIDs”) served by the Department of Justice which are discussed below, the Company may not be able to determine if a probable loss exists, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of September 30, 2024, the Company is defending approximately 6,610 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”).The Company’s outstanding Hernia Product Claims as of September 30, 2023 were approximately 34,845. The reduction in the number of outstanding claims primarily reflects a settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s existing hernia litigation. The aggregate amount payable pursuant to this settlement is within the Company's current product liability accrual for this matter and will be paid out over a multi-year period. The majority of the outstanding claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters. There are no trials currently scheduled.
The Company also continues to be a defendant in certain other mass tort litigation. As of September 30, 2024, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Other Matters
On November 2, 2020, a putative shareholder derivative action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, derivatively on behalf of the Company, against certain of the Company’s directors and officers. The complaint asserts claims for breach of fiduciary duty; violations of sections 10(b), 14(a) and 21D of the Exchange Act, and insider trading. The complaint principally alleges, that the Company made misleading statements regarding AlarisTM infusion pumps in a proxy statement and other SEC filings. A second federal derivative action was filed on January 24, 2021, and the two actions were consolidated and stayed. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the derivative actions, and demanded, among other things, that the Board of Directors pursue claims against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands, communicating its determination to counsel for the shareholders. On January 10, 2023, one of the two shareholders referenced above filed a separate derivative action that: (i) is generally consistent with the shareholder letter and the two prior actions; and (ii) purports to challenge the reasonableness of the special

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

committee’s process and determination. That action was also stayed. Following entry of a stipulated scheduling order for an amended complaint and motion to dismiss the consolidated federal action, the case schedule was adjourned without date pending mediation. Mediation proceedings have taken place, with negotiations continuing. On September 10, 2024, the Company received an additional substantially identical shareholder demand letter and on September 26, 2024, that shareholder filed a second substantially identical state court derivative action. The Company believes that the defendants have meritorious defenses and intends to vigorously defend these matters, if ongoing negotiations are unproductive.
Beginning in February 2021, the Company received subpoenas from the Enforcement Division of the SEC requesting information from the Company relating to, among other things, certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021. The Company is cooperating with the SEC and is engaged in discussions with the SEC with respect to a potential resolution of this matter. Although the Company cannot predict the outcome of the discussions with the SEC, the Company expects that any resolution will likely require the Company to pay monetary penalties and/or undertake other remedial actions, any of which could potentially be material. As a result, although no agreement has been reached, the Company recorded charges of $50 million and $125 million in the third and fourth quarters of 2024, respectively, to Other operating expense (income), net to accrue an estimated $175 million liability as of September 30, 2024 based on these discussions. However, the Company cannot anticipate the timing, scope, outcome or ultimate impact of the investigation, financial or otherwise, including but not limited to what actions the SEC might pursue against the Company and/or individuals. As a result, the ultimate resolution of this matter is unknown at this time, and it is possible that the amount of the Company’s liability could significantly exceed its currently accrued amount.
In July 2017, C.R. Bard, which was acquired by the Company in December 2017, received a CID from the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company has responded to these requests and met with the Department of Justice in February and July 2024; discussions are ongoing.
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
In September 2021, the Company received a CID related to an inquiry initiated by the Department of Justice in the Northern District of Georgia in 2018 concerning sales and marketing practices with respect to certain aspects of the Company’s urology business. After multiple document productions and interviews, the Company and the government mediated the case in an effort to resolve this dispute; an agreement was reached to resolve this matter for an adequately accrued amount that is not material to the Company’s consolidated financial results.
In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and the Company is cooperating with the government and responding to its requests.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove by clear and convincing evidence that the Company acted, or failed to act, with a specific intent to cause harm. The cases allege a variety of injuries, including but not

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of September 30, 2024, the Company has approximately 350 of such suits involving approximately 360 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. No cases have yet been tried although a trial date has been set for one such case scheduled for April 2025. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
In 2015, legislation was enacted in Italy which requires medical technology companies to make payments to the Italian government if Italy’s medical device expenditures exceed annual regional expenditure ceilings. The amount of these payments is based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty has existed regarding the enforceability and implementation of this payback legislation since it was enacted and the Company, as well as other medical device companies, have filed appeals which challenge the enforceability of this legislation. In July 2024, the Italian Constitutional Court issued two judgments which concluded that the medical device payback legislation is constitutional; however, litigation proceedings before Italian Courts are still pending. While the Company has recorded a preliminary estimate of the liability related to this matter, ultimate resolution is unknown at this time, and it is possible that the amount of the Company’s liability could differ from the currently accrued amount. This estimated amount, which substantially relates to years prior to the current fiscal year, was recorded for the fiscal year ended September 30, 2024 as a $62 million reduction of Revenues.
In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s quality system and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter that contained alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. During the fourth quarter of fiscal year 2024, the Company recorded a $28 million liability for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities. The Company is currently working to respond to this Warning Letter; however, no assurances can be given regarding further action by the FDA as a result of the noted non-conformities, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the non-conformities. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

these proceedings to have a material adverse effect on its consolidated results of operations and/or consolidated cash flows.
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other litigated matters, and may, from time-to-time, engage in settlement discussions and mediation taking into consideration, among other things, developments in the litigation and the risks and uncertainties associated therewith. These activities have resulted in confidential settlements and going forward could result in further settlements, the terms of which may be confidential and could be significant and result in charges in excess of accruals. A determination of the accrual amounts for these contingencies is made after analysis of each litigation matter. When appropriate, the accrual is developed with the consultation of outside counsel and, in the case of certain mass tort litigation, actuarial specialists regarding the nature, timing, and extent of each matter.
During fiscal years 2024, 2023 and 2022, the Company recorded a pre-tax (benefit) charge to Other operating expense (income), net, of approximately $(36) million, $26 million and $21 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The benefit recorded in fiscal year 2024 primarily reflected the favorable resolution of claims during the fiscal year.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.7 billion and $1.9 billion at September 30, 2024 and 2023, respectively. These accruals are recorded within Accrued expenses and Deferred Income Taxes and Other Liabilities on the Company's consolidated balance sheets. The decrease in the Company’s product liability accrual as of September 30, 2024, as compared with September 30, 2023, largely reflected reductions to the accrual due to the payment of settlements and legal fees, as well as the adjustment of $36 million noted above. The decrease in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the aggregate amount payable pursuant to this settlement agreement will be paid out over a multi-year period. The accrual also reflects a determination that the remaining outstanding hernia repair device claims are generally of lower quality. Claim activity during the fiscal year 2024 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of September 30, 2024.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company's agreements with its end-user customers. Additional factors considered in the estimate of the Company's rebate liability include the quantification of inventory that is either in stock at or in transit to the Company's distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Accounts payable or Accrued expenses, depending on the form of settlement and were $749 million and $669 million at September 30, 2024 and 2023, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues. Additional disclosures relating to sales discounts and sales returns are provided in Note 19.
The Company's agreements with customers within certain organizational units including Medication Management Solutions, Integrated Diagnostic Solutions and Biosciences, contain multiple performance obligations including both products and certain services noted above. The transaction price for these agreements

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
The Company records contract liabilities for unearned revenue that is allocated to performance obligations such as extended warranty and software maintenance contracts, which are performed over time as discussed further above. Accrued expenses on the Company’s consolidated balance sheet as of September 30, 2024 and 2023, included approximately $482 million and $412 million, respectively, of contract liabilities. The Company's liability for product warranties provided under its agreements with customers is not material to its consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided, are estimated to be approximately $2.3 billion at September 30, 2024. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.1 billion at September 30, 2024. This revenue will be recognized over the customer relationship periods.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Medical
Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. Medical consists of the following organizational units: Medication Delivery Solutions; Medication Management Solutions; Pharmaceutical Systems; Advanced Patient Monitoring.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Financial information for the Company’s segments is detailed below. The Company has no material intersegment revenues.

(Millions of dollars)	2024			2023			2022
	United States	International	Total	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$2,661	$1,768	$4,429	$2,519	$1,774	$4,293	$2,483	$1,825	$4,308
Medication Management Solutions	2,627	670	3,297	2,303	677	2,980	1,935	598	2,533
Pharmaceutical Systems	629	1,644	2,273	666	1,563	2,229	533	1,468	2,001
Advanced Patient Monitoring	47	27	74	—	—	—	—	—	—
Total segment revenues	$5,964	$4,110	$10,074	$5,488	$4,014	$9,502	$4,950	$3,891	$8,841

Life Sciences
Integrated Diagnostic Solutions	$1,733	$1,946	$3,679	$1,774	$1,850	$3,624	$2,190	$1,995	$4,185
Biosciences	577	935	1,512	603	906	1,509	542	838	1,379
Total segment revenues	$2,310	$2,881	$5,191	$2,377	$2,756	$5,133	$2,732	$2,833	$5,564

Interventional
Surgery	$1,130	$363	$1,492	$1,159	$338	$1,497	$1,094	$306	$1,400
Peripheral Intervention	1,029	904	1,933	1,016	849	1,865	960	799	1,759
Urology and Critical Care	1,236	319	1,554	1,073	301	1,374	986	319	1,305
Total segment revenues	$3,394	$1,586	$4,980	$3,247	$1,489	$4,736	$3,040	$1,424	$4,464

Other (a)	$(6)	$(62)	$(67)	$—	$—	$—	$—	$—	$—

Total Company revenues from continuing operations	$11,663	$8,515	$20,178	$11,113	$8,258	$19,372	$10,722	$8,148	$18,870
(a)    Represents the recognition of accruals resulting from recent developments relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to the current fiscal year. Such amounts were not allocated to the Company’s reportable segments and these matters are further discussed in Note 6.
The following tables provide a reconciliation of segment operating income to Income from Continuing Operations before Income Taxes and segment information for both capital expenditures and depreciation and amortization.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2024	2023	2022
Income from Continuing Operations Before Income Taxes
Medical (a) (b)	$2,742	$1,967	$2,215
Life Sciences	1,595	1,585	1,710
Interventional	1,420	1,217	1,081
Total Segment Operating Income	5,758	4,769	5,006
Integration, restructuring and transaction expense	(458)	(313)	(173)
Net interest expense	(364)	(403)	(382)
Other unallocated items (c)	(2,931)	(2,391)	(2,668)
Total Income from Continuing Operations Before Income Taxes	$2,005	$1,662	$1,783
Capital Expenditures
Medical	$438	$563	$602
Life Sciences	114	139	213
Interventional	127	138	130
Corporate and All Other	46	35	28
Total Capital Expenditures	$725	$874	$973
Depreciation and Amortization
Medical	$1,216	$1,199	$1,144
Life Sciences	272	277	283
Interventional	786	799	789
Corporate and All Other	13	13	13
Total Depreciation and Amortization	$2,286	$2,288	$2,229
(a)The amounts in 2024, 2023 and 2022 include charges of $38 million, $653 million and $72 million, respectively, recorded to Cost of products sold, to record or adjust future costs estimated for product remediation efforts.
(b)The amount in 2022 includes a charge of $54 million, recorded to Cost of products sold, to write down the carrying value of certain fixed assets in the Pharmaceutical Systems unit.
(c)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount in 2024 includes a charge of $175 million to accrue an estimated liability for the SEC investigation, which is further discussed in Note 6. The amount in 2023 includes a pre-tax gain recognized on the Company's sale of its Surgical Instrumentation platform of approximately $268 million, which is further discussed in Note 2.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The table below shows revenues from continuing operations and long-lived assets of continuing operations by geographic area:

(Millions of dollars)	2024	2023	2022
Revenues
United States	$11,663	$11,113	$10,722
EMEA	4,402	4,244	4,043
Greater Asia	2,906	2,913	3,047
Other	1,207	1,102	1,058
	$20,178	$19,372	$18,870
Long-Lived Assets
United States	$35,526	$35,732	$36,617
EMEA	6,706	5,317	5,126
Greater Asia	1,580	1,521	1,528
Other	2,548	1,116	1,079
Corporate	459	418	442
	$46,818	$44,104	$44,792
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
The fair value of share-based payments is recognized as compensation expense in net income. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2024	2023	2022
Cost of products sold	$51	$50	$46
Selling and administrative expense	156	170	156
Research and development expense	42	41	37
Integration, restructuring and transaction expense	—	—	1
Total share-based compensation cost	$249	$261	$240

Tax benefit associated with share-based compensation costs recognized	$58	$58	$55
Total share-based compensation expense includes pre-tax compensation expense included in Income from Discontinued Operations, Net of Tax that was not material in 2022.

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

	2024	2023	2022
Risk-free interest rate	4.51%	3.78%	1.41%
Expected volatility	22.0%	21.0%	22.0%
Expected dividend yield	1.59%	1.53%	1.42%
Expected life	7.0 years	7.0 years	7.3 years
Fair value derived	$63.05	$57.80	$49.45
 Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 0.1 million shares during 2024 to satisfy the SARs exercised.
A summary of SARs outstanding as of September 30, 2024 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	4,905	$211.47
Granted	597	238.89
Exercised	(297)	154.25
Forfeited, canceled or expired	(210)	237.09
Balance at September 30	4,995	$217.07	5.25	$125
Vested and expected to vest at September 30	4,863	216.50	5.17	$125
Exercisable at September 30	3,669	$209.57	4.18	$121
A summary of SARs exercised during 2024, 2023 and 2022 is as follows:

(Millions of dollars)	2024	2023	2022
Total intrinsic value of SARs exercised	$25	$126	$184
Total fair value of SARs vested	$31	$34	$36

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a performance period of three years. The performance measures for fiscal years 2024, 2023 and 2022 were average annual currency-neutral revenue growth and average annual return on invested capital, with the combined factor subject to adjustment based on the Company's relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies). Under the Company’s long-term incentive program, the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the performance period of three years. In fiscal year 2021, the Company also issued additional performance-based time-vested units to certain key executives, a portion of which cliff vested in fiscal year 2024 based on the Company’s performance against average annual growth in the Company’s Adjusted EPS over a performance period of three years. The fair value was based on the market price of the Company’s stock on the date of grant, and compensation cost was adjusted for subsequent changes in the expected outcome of performance-related conditions.
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
A summary of restricted stock units outstanding as of September 30, 2024 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	963		$226.51	1,716	$225.33
Granted	387		223.60	922	231.32
Distributed	(145)		212.46	(556)	225.13
Forfeited or canceled	(213)		219.15	(390)	231.68
Balance at September 30	991	(a)	$229.02	1,693	$227.20
Expected to vest at September 30	465	(b)	$229.96	1,549	$226.80
(a)Based on 200% of target payout for performance based restricted units and 100% of the performance based time-vested units.
(b)Net of expected forfeited units and units in excess of the expected performance payout of 71 thousand and 454 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2024, 2023 and 2022 are as follows:

	Performance-Based			Time-Vested
	2024	2023	2022	2024	2023	2022
Weighted average grant date fair value of units granted	$223.60	$227.11	$242.39	$231.32	$231.58	$239.39
The total fair value of stock units vested during 2024, 2023 and 2022 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2024	2023	2022	2024	2023	2022
Total fair value of units vested	$45	$28	$14	$179	$169	$169
At September 30, 2024, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.24 and 0.87 years, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2024, is approximately $253 million, which is expected to be recognized over a weighted-

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

average remaining life of approximately 1.8 years. At September 30, 2024, 10.0 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2024, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2024, 81 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2024, 200 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.
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
Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2024	2023	2022
Service cost	$88	$91	$134
Interest cost	139	129	77
Expected return on plan assets	(150)	(141)	(187)
Amortization of prior service credit	(4)	(7)	(15)
Amortization of loss	57	58	61
Curtailments/settlement loss	1	44	73
Net pension cost	$131	$174	$143

Net pension cost included in the preceding table that is attributable to international plans	$28	$25	$20
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The Company recognizes pension settlements when payments

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. The settlement losses recorded in 2023 and 2022 included lump sum benefit payments primarily associated with the Company’s U.S. pension plan. A curtailment gain was recognized in 2023 related the freeze of the U.S. pension plan.
The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2024	2023
Change in benefit obligation:
Beginning obligation	$2,617	$2,634
Service cost	88	91
Interest cost	139	129
Benefits paid	(201)	(67)
Actuarial gain	241	(24)
Curtailments/settlements	(21)	(214)
Other, includes translation	51	68
Benefit obligation at September 30	$2,913	$2,617
Change in fair value of plan assets:
Beginning fair value	$2,129	$2,242
Actual return on plan assets	395	33
Employer contribution	200	62
Benefits paid	(201)	(67)
Settlements	(21)	(200)
Other, includes translation	54	59
Plan assets at September 30	$2,557	$2,129
Funded Status at September 30:
Unfunded benefit obligation	$(356)	$(488)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other Assets	$99	$81
Salaries, wages and related items	(12)	(15)
Long-term Employee Benefit Obligations	(443)	(554)
Net amount recognized	$(356)	$(488)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$2	$3
Net actuarial loss	(636)	(689)
Net amount recognized	$(634)	$(686)
International pension plan assets at fair value included in the preceding table were $880 million and $748 million at September 30, 2024 and 2023, respectively. The international pension plan projected benefit obligations were $992 million and $833 million at September 30, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $94 million and $92 million at September 30, 2024 and 2023, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2024	2023	2024	2023
Projected benefit obligation	$2,382	$2,140	$2,382	$2,159
Accumulated benefit obligation	$2,318	$2,088
Fair value of plan assets	$1,927	$1,575	$1,927	$1,591
The weighted average assumptions used in determining pension plan information were as follows:

	2024	2023	2022
Net Cost
Discount rate:
U.S. plans (a)	6.01%	5.62%	2.89%
International plans	4.52	4.26	1.75
Expected return on plan assets:
U.S. plans	7.29	7.25	6.25
International plans	5.30	5.02	4.84
Rate of compensation increase:
U.S. plans	4.00	4.51	4.31
International plans	2.81	2.86	2.63
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	2.16	1.98	2.02
Benefit Obligation
Discount rate:
U.S. plans	4.98	6.01	5.62
International plans	3.88	4.62	4.26
Rate of compensation increase:
U.S. plans	4.00	4.00	4.51
International plans	2.81	2.86	2.86
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	2.21	2.21	1.98
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made a discretionary contribution to its BD U.S. pension plan of $150 million during fiscal year 2024. The Company did not make any required contributions in 2024 and does not anticipate any significant required contributions to its pension plans in fiscal year 2025.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans
2025	$238
2026	239
2027	221
2028	216
2029	212
2030-2034	1,008
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
U.S. Plans
The Company’s U.S. pension plans comprise 66% of total benefit plan investments, based on September 30, 2024 market values, and have a target asset mix of 45% fixed income, 21% diversifying investments and 34% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, leveraged loans and emerging markets bonds.
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
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2024 and 2023. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

					Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Level 1		Level 2		Level 3
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Fixed Income:
Corporate bonds	$518	$443	$—	$—	$296	$260	$222	$182	$—	$—
Government and agency-U.S.	159	53	—	—	149	43	10	10	—	—
Government and agency-Foreign	31	17	—	—	—	—	31	17	—	—
Other fixed income	53	46	—	—	25	24	28	22	—	—
Equity securities	582	469	71	59	512	410	—	—	—	—
Cash and cash equivalents	172	202	—	—	172	202	—	—	—	—
Other	162	151	75	79	87	72	—	—	—	—
Fair value of plan assets	$1,676	$1,382	$146	$138	$1,240	$1,012	$291	$231	$—	$—
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
International Plans
International plan assets comprise 34% of the Company’s total benefit plan assets, based on market value at September 30, 2024. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2024 and 2023.

			Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total International Plan Asset Balances		Level 1		Level 2		Level 3 (a)
	2024	2023	2024	2023	2024	2023	2024	2023
Fixed Income:
Corporate bonds	$114	$122	$92	$100	$9	$10	$13	$12
Government and agency-U.S.	9	9	7	8	2	2	—	—
Government and agency-Foreign	223	197	188	165	28	26	7	6
Other fixed income	52	43	44	34	9	9	—	—
Equity securities	196	173	166	147	—	1	30	25
Cash and cash equivalents	13	10	11	8	—	—	2	2
Real estate	44	36	1	1	34	26	9	9
Insurance contracts	113	103	—	—	—	—	113	103
Other	117	55	92	35	3	1	22	19
Fair value of plan assets	$880	$748	$600	$499	$85	$74	$195	$175

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(a)Changes in the fair value of international pension assets measured using Level 3 inputs for the years ended September 30, 2024 and 2023 were immaterial.
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
Equity Securities
Equity securities included in the international plan assets consist of publicly-traded U.S. and non-U.S. equity securities. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded or have a readily determinable fair value based on published prices obtained from fund managers which represent the price at which the instruments can be redeemed at period end. The international plans holding these securities have no future funding commitments associated with these investments and have the right to redeem them upon one day’s notice, at any time and without restriction.
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
Defined Contribution Plans
The cost of voluntary defined contribution plans which provide for a Company match or contribution was $195 million in 2024, $156 million in 2023 and $178 million in 2022.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 11 — Acquisitions
Edwards Lifesciences’ Critical Care Product Group
On September 3, 2024, the Company completed its acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). Since the acquisition date, financial results for Advanced Patient Monitoring’s product offerings are being reported as a separate organizational unit within the Medical segment. Advanced Patient Monitoring is a global leader in advanced monitoring solutions that expands the Company’s portfolio of smart connected care solutions with its growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement the Company's existing technologies serving operating rooms and intensive care units. The Company funded the transaction with cash on hand, using net proceeds raised through debt issuances in the third quarter of fiscal year 2024, as further discussed in Note 16, and borrowings under its commercial paper program. The acquisition was accounted for under the acquisition method of accounting for business combinations.
The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed, related to assessing certain assumptions underlying the valuation of intangible assets. The preliminary allocations of the purchase price provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates may be adjusted upon the availability of further information regarding events or circumstances that existed at the acquisition date. Such adjustments may be significant. The fair value of consideration transferred in connection with the acquisition was $3.911 billion, and the assets acquired and the liabilities assumed resulted in the recognition of developed technology intangible assets of $714 million, customer relationships intangible assets of $650 million and $714 million of other net assets, which are primarily inventory. The goodwill recorded from the excess of the purchase price over the fair value of the acquired net assets was $1.833 billion, which related to synergies expected to be gained from combining operations of the acquiree and acquirer, as well as revenue and cash flow projections associated with future innovative technologies expected to occur. The preliminary estimate of the goodwill that is expected to be deductible for tax purposes is approximately $1.1 billion.
The Company included Advanced Patient Monitoring in its consolidated results of operations beginning on September 3, 2024. The Company’s unaudited pro forma Revenues for fiscal years 2024 and 2023, giving effect as if Advanced Patient Monitoring had been acquired as of October 1, 2022, were $21.069 billion and $20.258 billion, respectively. The calculation of pro forma Net Income for fiscal years 2024 and 2023 is not practicable because of complexities associated with its hypothetical calculation.
Parata
On July 18, 2022, the Company completed the acquisition of Parata Systems (“Parata”), an innovative provider of pharmacy automation solutions. The fair value of consideration transferred was $1.548 billion. Since the acquisition date, financial results for Parata's product offerings are being reported within results for the Medical segment’s Medication Management Solutions unit. The acquisition was accounted for under the acquisition method of accounting for business combinations.
The fair value of the assets acquired and the liabilities assumed resulted in the recognition of developed technology intangible assets of $628 million, customer relationships intangible asset of $161 million, and $1 million of other net liabilities. The goodwill recorded from the excess of the purchase price over the fair value of the acquired net assets was $759 million, which related to synergies expected to be gained from leveraging the existing presence of the Company’s sales and marketing teams in pharmacies and acute care facilities, the broader coverage of the Company’s legacy sales and marketing teams, and revenue and cash flow projections associated with future technologies. A portion of the goodwill is deductible for tax purposes.
In addition to the Parata acquisition discussed above, the Company completed various other acquisitions during fiscal year 2022 which were not material individually or in the aggregate, including Parata.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 12 — Business Restructuring Charges
The Company incurred restructuring costs, primarily in connection with the Company's simplification and other cost saving initiatives that are part of its strategic objectives, which were largely recorded within Integration, restructuring and transaction expense on its consolidated statements of income. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity in 2024, 2023 and 2022 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2021	$14	$5	$19
Charged to expense	21	103	123
Cash payments	(11)	(71)	(82)
Non-cash settlements	—	(25)	(25)
Other adjustments	—	(1)	(1)
Balance at September 30, 2022	$24	$11	$35
Charged to expense	117	122	239
Cash payments	(62)	(103)	(165)
Non-cash settlements	—	(30)	(30)
Other adjustments	—	1	1
Balance at September 30, 2023	$79	$1	$80
Charged to expense	80	307	387
Cash payments	(103)	(202)	(305)
Non-cash settlements	—	(104)	(104)
Other adjustments	2	—	2
Balance at September 30, 2024	$58	$2	$60
(a)Other non-employee-related expenses primarily relate to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs, facility exit costs, inventory write-offs and long-lived asset impairments and disposals, which are discussed further in Note 15.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 13 — Intangible Assets
Intangible assets at September 30 consisted of:

	2024			2023
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,827	$(8,094)	$7,733	$15,080	$(7,023)	$8,058
Customer relationships	5,513	(2,878)	2,635	4,859	(2,521)	2,338
Patents, trademarks and other	1,185	(682)	503	1,130	(624)	505
Amortized intangible assets	$22,525	$(11,654)	$10,871	$21,069	$(10,168)	$10,901

Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $1.468 billion, $1.465 billion and $1.430 billion in 2024, 2023 and 2022, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2025 to 2029 are as follows: 2025 — $1.551 billion; 2026 — $1.519 billion; 2027 — $1.450 billion; 2028 — $1.357 billion; 2029 — $1.264 billion.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2022	$10,909	$888	$12,824	$24,621
Divestitures and related adjustments (a)	—	—	(218)	(218)
Purchase price allocation adjustments (b)	13	—	—	13
Currency translation	33	9	64	105
Goodwill as of September 30, 2023	$10,955	$897	$12,670	$24,522
Acquisitions (c)	1,833	—	—	1,833
Currency translation	43	7	59	109
Goodwill as of September 30, 2024	$12,832	$904	$12,729	$26,465
(a)Represents goodwill derecognized upon the Company’s sale of its Surgical Instrumentation platform, as further discussed in Note 2.
(b)The purchase price allocation adjustments were primarily driven by an adjustment to tax-related balances recorded upon the finalization of the Parata acquisition allocation within one year of the transaction's closing.
(c)Represents goodwill recognized in the Medical segment upon the Company's acquisition of Advanced Patient Monitoring, which is further discussed in Note 11.
Note 14 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

September 30, 2024 and 2023 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
In order to mitigate transactional foreign currency exposures resulting from anticipated intercompany purchases and sales denominated in a currency other than local functional currencies, the Company has hedged a portion of this currency risk with certain instruments such as foreign exchange forward and option contracts, which are designated as cash flow hedges.
In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has hedged the currency risk associated with those investments with certain instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments as of September 30, 2024 and 2023 were as follows:

(Millions of dollars)	Hedge Designation	2024	2023
Foreign exchange contracts (a)	Undesignated	$4,521	$3,146
Foreign exchange contracts (b)	Cash flow hedges	543	—
Foreign currency-denominated debt (c)	Net investment hedges	3,065	1,056
Cross-currency swaps (d)	Net investment hedges	1,366	2,119
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the years ending September 30, 2024, 2023 and 2022 are detailed in Note 19.
(b)Represents foreign exchange contracts that the Company entered into in fiscal year 2024 related to anticipated intercompany purchases and sales, described above, which generally have durations of less than eighteen months.
(c)Represents foreign currency-denominated long-term notes outstanding, which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
(d)Represents cross-currency swaps, which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
Net gains or losses resulting from the change in fair value of the foreign exchange contracts designated as cash flow hedges are initially recorded within Other comprehensive income (loss) and reclassified into earnings upon the occurrence of the related underlying third-party transaction. If foreign exchange contracts designated as cash flow hedges are terminated prematurely as a result of the hedged transaction being probable of not occurring, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is immediately reclassified into Revenues or Cost of products sold (depending on whether the hedged item is an intercompany sale or purchase). Net after tax losses recognized in Other comprehensive income (loss) during 2024 were immaterial and no amounts were reclassified from Accumulated other comprehensive income (loss) relating to these cash flow hedges during 2024. The amounts expected to be reclassified from accumulated other

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

comprehensive income into earnings within the next 12 months, are not material to the Company's consolidated financial results.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges as of September 30, 2024, 2023 and 2022 were as follows:

(Millions of dollars)	2024	2023	2022
Foreign currency-denominated debt	(96)	(155)	320
Cross-currency swaps (a)	(71)	(70)	173
(a)The amounts in 2024, 2023 and 2022 include net of tax gains recognized on terminated cross-currency swaps of $9 million, $13 million and $46 million, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during 2024, 2023 and 2022, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
Net after-tax (losses) gains were recorded in Other comprehensive income (loss) relating to interest rate cash flow hedges of $(10) million, $23 million and $92 million in fiscal years 2024, 2023 and 2022, respectively. The amounts recorded during 2024 and 2022 included net after-tax gains of $67 million and $41 million, respectively, that were realized upon the Company’s termination of forward starting interest rate swaps.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the years ended September 30, 2024 and 2023 were immaterial to the Company's consolidated financial results.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The notional amounts of the Company’s interest rate-related derivative instruments as of September 30, 2024 and 2023 were as follows:

(Millions of dollars)	Hedge Designation	2024	2023
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	—	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates ("SOFR").
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company’s commodity derivative forward contracts at September 30, 2024 and 2023 were immaterial to the Company's consolidated financial results.

Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at September 30, 2024 and 2023 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	2024	2023
Cash and equivalents	$1,717	$1,416
Restricted cash	139	65
Cash and equivalents and restricted cash	$1,856	$1,481
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement (See Note 1)	2024	2023
Institutional money market accounts (a)	Level 1	$285	$373
Current portion of long-term debt (b)	Level 2	1,748	1,122
Long-term debt (b)	Level 2	17,199	12,850
(a)These financial instruments are recorded within Cash and equivalents on the consolidated balance sheets. The institutional money market accounts permit daily redemption.
(b)Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments primarily consist of time deposits with maturities greater than three months and less than one year. All other instruments measured by the Company at fair value, including derivatives, contingent consideration liabilities and available-for-sale debt securities, are immaterial to the Company's consolidated balance sheets.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Nonrecurring Fair Value Measurements
In fiscal year 2024, the Company recorded non-cash asset impairment charges of $83 million to Integration, restructuring and transaction expense to write down the carrying value of certain fixed assets. In fiscal year 2022, the Company recorded non-cash asset impairment charges of $11 million to Cost of products sold in the Life Sciences segment, $19 million to Integration, restructuring and transaction expense in the Medical segment and $54 million to Cost of products sold in the Medical segment to write down the carrying value of certain fixed assets. The amounts recognized were recorded to adjust the carrying amount of assets to the assets' fair values, which were generally estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

(Millions of dollars)	2024	2023	2022
Trade receivables transferred to third parties under factoring arrangements	$1,385	$2,615	$1,215

(Millions of dollars)	2024	2023
Amounts yet to be collected and remitted to the third parties	254	357
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $112 million and $94 million of outstanding payables related to supplier finance programs as of September 30, 2024 and 2023, respectively, which were recorded within Accounts payable on the Company's consolidated balance sheets.
Note 16 — Debt
Current debt obligations
The carrying value of Current debt obligations, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2024	2023
Commercial paper borrowings		$400	$—
Current portion of long-term debt
3.875% Notes due May 15, 2024	(a)	—	144
3.363% Notes due June 6, 2024	(a)	—	997
3.734% Notes due December 15, 2024		875	—
3.020% Notes due May 24, 2025		335	—
0.034% Notes due August 13, 2025		559	—
Other		1	—
Total current debt obligations		$2,170	$1,141
(a)All of the aggregate principal amount outstanding was retired upon maturity during 2024, as further discussed below.
The weighted average interest rates for current debt obligations were 2.91% and 3.43% at September 30, 2024 and 2023, respectively.
From time to time, the Company may access the commercial paper market as it manages working capital over the normal course of its business activities. The Company’s U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. The Company utilized commercial paper borrowings in the fourth quarter of fiscal year 2024 to partially fund the Advanced Patient Monitoring acquisition, as further discussed in Note 11. There was $400 million of commercial paper borrowings outstanding as of September 30, 2024 and no such borrowings outstanding as of September 30, 2023.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-term debt
The carrying value of Long-Term Debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2024	2023
3.734% Notes due December 15, 2024		$—	$874
3.020% Notes due May 24, 2025		—	306
0.034% Notes due August 13, 2025		—	528
1.208% Notes due June 4, 2026		671	634
6.700% Notes due December 1, 2026		158	161
1.900% Notes due December 15, 2026		559	528
3.700% Notes due June 6, 2027		1,721	1,719
7.000% Debentures due August 1, 2027		118	119
4.693% Notes due February 13, 2028		797	796
6.700% Debentures due August 1, 2028		115	115
0.334% Notes due August 13, 2028		1,004	949
4.874% Notes due February 8, 2029	(a)	622	—
5.081% Notes due June 7, 2029	(a)	596	—
3.553% Notes due September 13, 2029		891	842
2.823% Notes due May 20, 2030		746	745
3.519% Notes due February 8, 2031	(a)	835	—
1.957% Notes due February 11, 2031		994	993
3.828% Notes due June 7, 2032	(a)	1,113	—
4.298% Notes due August 22, 2032		496	496
5.110% Notes due February 8, 2034	(a)	545	—
1.213% Notes due February 12, 2036		668	631
4.029% Notes due June 7, 2036	(a)	889	—
6.000% Notes due May 15, 2039		121	121
5.000% Notes due November 12, 2040		90	90
1.336% Notes due August 13, 2041		999	945
4.875% Notes due May 15, 2044		244	245
4.685% Notes due December 15, 2044		934	899
4.669% Notes due June 6, 2047		1,460	1,445
3.794% Notes due May 20, 2050		554	554
Other long-term debt		1	2
Total Long-Term Debt		$17,940	$14,738
(a)Represents notes issued during 2024, as further discussed below.
The aggregate annual maturities of Long-Term Debt including interest during the fiscal years ending September 30, 2025 to 2029 are as follows: 2025 — $2.824 billion; 2026 — $1.297 billion; 2027 — $3.136 billion; 2028 — $2.434 billion; 2029 — $2.581 billion.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Other current credit facilities
In July 2024, the Company extended its five-year senior unsecured revolving credit facility in place by one-year. The credit facility, which will expire in September 2027, provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to one additional one year period, subject to certain restrictions, including the consent of the lenders. The credit facility provides that the Company may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l. ("Becton Finance"), an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the Company’s revolving credit facility as of September 30, 2024 and 2023. In addition, the Company has informal lines of credit outside of the United States.
Debt issuances
The Company issued the following U.S. dollar-denominated debt during fiscal years 2024 and 2023:

Interest rate and maturity	Period issued	Amount issued (Millions of dollars)	Use of proceeds
5.081% Notes due June 7, 2029	Third quarter 2024	$600	Funding of the cash consideration and related fees and expenses for the Advanced Patient Monitoring acquisition and for general corporate purposes
4.874% Notes due February 8, 2029	Second quarter 2024	$625	Retirement of 3.363% notes due June 6, 2024 and retirement, upon maturity, of 3.734% notes due December 15, 2024
5.110% Notes due February 8, 2034	Second quarter 2024	$550	Retirement of 3.363% notes due June 6, 2024 and retirement, upon maturity, of 3.734% notes due December 15, 2024
4.693% notes due February 13, 2028	Second quarter 2023	$800	Retirement of 1.401% notes due May 24, 2023 and 0.000% notes due August 13, 2023
The Company issued the following Euro-denominated debt during fiscal year 2024:

Interest rate and maturity	Period issued	Amount issued (Millions of Euros)	Amount issued (millions of dollars)	Use of proceeds
3.828% Notes due June 7, 2032	Third quarter 2024	€1,000	$1,087	Funding of the cash consideration and related fees and expenses for the Advanced Patient Monitoring acquisition and for general corporate purposes
3.519% Notes due February 8, 2031	Second quarter 2024	€750	$806	Retirement of 3.875% notes due May 15, 2024 and 3.363% notes due June 6, 2024
Also in fiscal years 2024 and 2023, Becton Finance issued Euro-denominated notes, listed below, which are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to these notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Finance, or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets. The notes issued by Becton Finance included the following:

Interest rate and maturity	Period issued	Amount issued (Millions of Euros)	Amount issued (Millions of dollars)	Use of proceeds
4.029% Notes due June 7, 2036	Third quarter 2024	€800	$869	Funding of the cash consideration and related fees and expenses for the Advanced Patient Monitoring acquisition and for general corporate purposes
3.553% notes due September 13, 2029	Second quarter 2023	€800	$868	Retirement of 0.632% notes due June 4, 2023
Debt retirements
The Company’s retirements of debt upon maturity in fiscal years 2024 and 2023 included the following:

Principal, interest rate and maturity	Period of retirement
$998 million of 3.363% notes due June 6, 2024	Third quarter 2024
$144 million of 3.875% notes due May 15, 2024	Third quarter 2024
400 million Euros ($439 million) of 0.000% notes due August 13, 2023	Fourth quarter 2023
800 million Euros ($857 million) of 0.632% notes due June 4, 2023	Third quarter 2023
300 million Euros ($325 million) of 1.401% notes due May 24, 2023	Third quarter 2023
500 million Euros ($528 million) of 1.000% notes due December 15, 2022	First quarter 2023
Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2024	2023	2022
Charged to operations	$528	$452	$398
Capitalized	57	51	46
Total interest costs	$584	$503	$444
Interest paid, net of amounts capitalized	$473	$452	$390

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 17 — Income Taxes
Provision for Income Taxes
The provision (benefit) for income taxes for the years ended September 30 consisted of:

(Millions of dollars)	2024	2023	2022
Current:
Federal	$132	$364	$17
State and local, including Puerto Rico	17	87	32
Foreign	362	303	228
	$511	$754	$277
Deferred:
Domestic	$(169)	$(644)	$(96)
Foreign	(42)	22	(33)
	(211)	(622)	(129)
Income tax provision	$300	$132	$148
The components of Income from Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2024	2023	2022
Domestic, including Puerto Rico	$336	$358	$496
Foreign	1,669	1,304	1,287
Income from Continuing Operations Before Income Taxes	$2,005	$1,662	$1,783
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

(Millions of dollars)	2024	2023	2022
Balance at October 1	$269	$267	$354
Increase due to acquisitions	—	—	2
Increase due to current year tax positions	22	22	40
Increase due to prior year tax positions	—	33	60
Decreases due to prior year tax positions	—	(29)	—
Decrease due to settlements with tax authorities	(64)	(6)	(77)
Decrease due to lapse of statute of limitations	(6)	(18)	(112)
Balance at September 30	$221	$269	$267

Unrecognized tax benefits that would affect the effective tax rate if recognized	$257	$366	$348

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following were included for the years ended September 30 as a component of Income tax provision on the consolidated statements of income.

(Millions of dollars)	2024	2023	2022
Interest and penalties associated with unrecognized tax benefits	$42	$20	$(6)
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the BD legacy fiscal year 2014 and BD combined company fiscal years 2015 and 2017. With regard to legacy CareFusion, which the Company acquired in 2015, and legacy Bard, all pre-acquisition examinations have been completed. The IRS is reviewing BD’s fiscal years 2018 through 2022. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2016.
Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2024		2023
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$405	$—	$426	$—
Property and equipment	—	391	—	405
Intangibles	—	1,612	—	1,858
Loss and credit carryforwards	2,946	—	2,352	—
Product recall and liability reserves	261	—	362	—
Capitalized research and development expenses (a)	364	—	243	—
Other	512	64	431	88
	4,489	2,067	3,814	2,351
Valuation allowance	(2,990)	—	(2,272)	—
Net (b)	$1,498	$2,067	$1,542	$2,351
(a)As required by the 2017 Tax Cuts and Jobs Act, the Company’s research and development expenditures were capitalized and amortized in fiscal year 2024 for income tax purposes. This resulted in an increase in cash tax paid in fiscal year 2024 with a corresponding deferred tax benefit.
(b)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. The Company asserts indefinite reinvestment for all historical unremitted foreign earnings as of September 30, 2024. Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries as of September 30, 2024 since the determination of the total amount of unrecognized deferred tax liability is not practicable.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2025 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance at September 30, 2024 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain state carryforwards that may not be realized. The net change during the year in the total valuation allowance is attributable to foreign losses and credits.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate for continuing operations was as follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(0.7)	(1.0)	(1.1)
Foreign income tax at rates other than 21%	(9.1)	(8.2)	(7.3)
Effect of foreign operations	4.3	(3.9)	5.6
Effect of Research Credits, FDII and Other Credits (a)	(22.1)	(3.2)	(2.2)
Effect of share-based compensation	(0.3)	(0.4)	(1.7)
Effect of gain on divestitures	—	3.2	—
Effect of valuation allowance	19.3	—	(5.5)
Effect of nondeductible costs (b)	2.2	—	—
Other, net	0.4	0.4	(0.5)
Effective income tax rate	15.0%	7.9%	8.3%
(a)    During fiscal year 2024, the Company was granted non-U.S. tax credits, for which a full valuation allowance was established.
(b)    Primarily related to the estimated liability recorded as a result of the SEC investigation, as further discussed in Note 6.
Tax Holidays and Payments
The approximate tax impacts related to tax holidays in various countries in which the Company does business are provided below. The tax holidays expire at various dates through 2039. The Company’s income tax payments, net of refunds are also provided below.

(Millions of dollars, except per share amounts)	2024	2023	2022
Tax impact related to tax holidays	$414	$363	$284
Impact of tax holiday on diluted earnings per share	1.42	1.26	0.99
Income tax payments, net of refunds	653	629	532
Note 18 — Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 8.3 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. The weighted-average incremental borrowing rate that has been applied to measure the Company’s lease liabilities is 4.4%.
The Company’s lease costs recorded in its consolidated statements of income for the years ended September 30, 2024, 2023 and 2022 were $190 million, $145 million and $138 million, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheet as of September 30, 2024 and 2023 were as follows:

(Millions of dollars)	2024	2023
Right-of-use assets recorded in Other Assets	$876	$517
Current lease liabilities recorded in Accrued expenses	142	117
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	667	414
The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
2025	$174
2026	149
2027	113
2028	86
2029	77
Thereafter	389
Total payments due	988
Less: imputed interest	178
Total	$809
Note 19 — Supplemental Financial Information
Other Expense, Net

(Millions of dollars)	2024	2023	2022
Other investment gains (losses), net (a)	$5	$(3)	$(35)
Deferred compensation	57	32	(46)
Net pension and postretirement benefit cost (b)	(65)	(98)	(17)
Net foreign exchange losses (c)	(47)	(36)	(28)
Impacts of debt extinguishment (d)	—	—	(24)
Embecta service agreements income, net (e)	26	59	33
Other	(4)	—	1
Other expense, net	$(28)	$(46)	$(117)
(a)The amounts include gains (losses) recognized relating to certain equity investments.
(b)Represents all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, including pension settlement expenses of $57 million and $73 million in fiscal years 2023 and 2022, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(c)Represents net gains and losses from transactional foreign exchange exposures, offset by net gains and losses on undesignated foreign exchange derivatives.
(d)Represents losses recognized upon the extinguishment of certain senior notes.
(e)Consists of net income from transition and logistics service agreements with Embecta following the spin-off of the former diabetes care business in fiscal year 2022, as further discussed in Note 2.
Trade Receivables, Net
The amounts recognized in 2024, 2023 and 2022 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2021	$73		$18	$91
Additions charged to costs and expenses	4		73	77
Deductions and other	(12)	(a)	(75)	(87)
Balance at September 30, 2022	$65		$16	$81
Additions charged to costs and expenses	9		100	109
Deductions and other	(10)	(a)	(100)	(110)
Balance at September 30, 2023	$65		$16	$81
Additions charged to costs and expenses	30		91	121
Deductions and other	(30)	(a)	(93)	(124)
Balance at September 30, 2024	$64		$15	$79
(a)Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2024	2023
Materials	$803	$714
Work in process	443	381
Finished products	2,597	2,178
	$3,843	$3,273
The Company acquired $666 million of inventories in the Advanced Patient Monditoring transaction, which is further discussed in Note 11.
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2024	2023
Land	$129	$131
Buildings	3,733	3,537
Machinery, equipment and fixtures	10,197	9,609
Leasehold improvements	320	301
	14,378	13,578
Less accumulated depreciation and amortization	7,557	7,021
	$6,821	$6,557

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
On September 3, 2024, BD completed the acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). While BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, we continue to integrate the acquired operations of Advanced Patient Monitoring. As such, we have excluded Advanced Patient Monitoring from our evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. The Advanced Patient Monitoring business had total assets that represented approximately 2% of BD's consolidated total assets at September 30, 2024 and total revenues that represented less than 1% of BD's consolidated revenues for fiscal year 2024.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8. Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, certain of our officers adopted “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.
On August 2, 2024, Michael Garrison, Executive Vice President and President, Medical Segment of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Garrison’s plan is for (i) the exercise of up to 15,467 stock appreciation rights (“SARs”) at various exercise prices, net of shares withheld to satisfy applicable taxes, (ii) the sale of up to 1,383 shares of BD’s common stock, (iii) the sale of up to 3,640 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes, and (iv) the sale of up to 1,660 shares of BD’s common stock upon the vesting of performance units, subject to the final payout factor and net of shares withheld to satisfy applicable taxes. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 2, 2025.

On September 5, 2024, David Shan, Executive Vice President and Chief Integrated Supply Chain Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Shan’s plan is for (i) the sale of up to 2,000 shares of BD’s common stock and (ii) the sale of up to 2,369 shares of BD’s common stock upon the vesting of TVUs, net of shares withheld to satisfy applicable taxes. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 5, 2025.

On September 6, 2024, Shana Neal, Executive Vice President and Chief People Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Neal’s plan is for the sale of up to 2,575 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 6, 2025.

On September 6, 2024, Roland Goette, Executive Vice President and President, EMEA of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Goette’s plan is for (i) the exercise of up to 13,334 SARs at various exercise prices, net of shares withheld to satisfy applicable taxes and (ii) the sale of up to 1,277 shares of BD’s common stock. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 6, 2025.

During the three months ended September 30, 2024, none of our officers or directors adopted, terminated or modified any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to BD’s directors and nominees for director required by this item will be contained under the caption “Proposal 1: Election of Directors” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2024 (the “2025 Proxy Statement”), and such information is incorporated herein by reference. Information relating to the Audit Committee of the BD Board of Directors required by this item will be contained under the caption “The Board and committees of the Board - Audit Committee” and information regarding BD’s code of ethics required by this item will be contained under the heading “The Board and committees of the Board - ESG - Code of Conduct” in BD’s 2025 Proxy statement, and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Certain other information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2025 Proxy Statement, and such information is incorporated herein by reference.
The Company has adopted an insider trading policy which governs the purchase, sale, and/or any other dispositions of our securities by the Company and its directors, officers and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Executive Compensation,” “Report of the Compensation and Human Capital Committee,” “Compensation of Named Executive Officers”, “Non‑management director compensation,” and “CEO Pay Ratio", and information regarding BD’s policies and practices regarding the timing of awards of stock options in relation to the disclosure of material, non-public information required by this item will be contained under the heading “Compensation discussion and analysis - Significant policies and other information regarding executive compensation - Equity award policy and practices” in BD’s 2025 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2025 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “The Board and committees of the Board - Related person transactions” in BD’s 2025 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2025 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1)    Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:
◦Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
◦Consolidated Statements of Income — Years ended September 30, 2024, 2023 and 2022
◦Consolidated Statements of Comprehensive Income — Years ended September 30, 2024, 2023 and 2022
◦Consolidated Balance Sheets — September 30, 2024 and 2023
◦Consolidated Statements of Cash Flows — Years ended September 30, 2024, 2023 and 2022
◦Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
See Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits
See the Exhibit Index below for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.
Item 16. Form 10-K Summary
    BD is not providing summary information.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019.	Incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.
3(b)	By-Laws, as amended as of September 19, 2023.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2023.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank).	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997.
4(b)	Form of 7.000% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.700% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 6.000% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 5.000% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(g)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(h)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(i)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(j)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(k)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(l)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(m)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.'s Registration Statement on Form S-3 (File No. 333-05997).

Exhibit Number	Description	Method of Filing
4(n)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of C.R. Bard, Inc. filed on May 23, 2017.
4(o)	Form of 3.020% Notes due May 24, 2025.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(p)	Indenture, dated as of May 17, 2019, among Becton Dickinson Euro Finance S.à r.l. (“Becton Finance”), as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-3 filed on May 17, 2019.
4(q)	First Supplemental Indenture, dated as of June 4, 2019, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(r)	Form of 1.208% Note due June 4, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(s)	Form of 2.823% Notes due May 20, 2030.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(t)	Form of 3.794% Notes due May 20, 2050.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(u)	Form of 1.957% Notes due February 11, 2031.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 11, 2021.
4(v)	Second Supplemental Indenture, dated as of February 12, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(w)	Form of 1.213% Note due February 12, 2036.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(x)	Third Supplemental Indenture, dated as of August 13, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(y)	Form of 0.334% Notes due August 13, 2028.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 13, 2021.

Exhibit Number	Description	Method of Filing
4(z)	Form of 1.336% Notes due August 13, 2041.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(aa)	Form of 0.034% Notes due August 13, 2025.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on August 13, 2021.
4(bb)	Form of 4.298% Notes due August 22, 2032.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 22, 2022.
4(cc)	Description of the Registrant’s Securities.	Filed with this report.
4(dd)	Fourth Supplemental Indenture, dated as of February 13, 2023, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 13, 2023.
4(ee)	Form of 3.553% Notes due September 13, 2029.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 13, 2023.
4(ff)	Form of 4.693% Notes due February 13, 2028.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on February 13, 2023.
4(gg)	Form of 3.519% Notes due February 8, 2031	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 8, 2024.
4(hh)	Form of 4.874% Notes due February 8, 2029	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 8, 2024.
4(ii)	Form of 5.110% Notes due February 8, 2034	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 8, 2024.
4(jj)	Form of 3.828% Notes due June 7, 2032	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.
4(kk)	Fifth Supplemental Indenture, dated as of June 7, 2024, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.

Exhibit Number	Description	Method of Filing
4(ll)	Form of 4.029% Notes due June 7, 2036	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.
4(mm)	Form of 5.081% Notes due June 7, 2029	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.
10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated July 25, 2023.*	Incorporated by reference to Exhibit 10(c) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of September 30, 2024.*	Filed with this report.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2014.
10(f)	Aircraft Time Sharing Agreement dated June 5, 2020, between the registrant and Thomas E. Polen.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 25, 2023.*	Incorporated by reference to Exhibit 10(g)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
10(g)(ii)	French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 31, 2020.
10(g)(iii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Incorporated by reference to Exhibit 10(g)(iii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
10(h)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(i)	Letter Agreement, dated August 4, 2021, between the registrant and Christopher DelOrefice.*	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Exhibit Number	Description	Method of Filing
10(j)	Second Amended and Restated Credit Agreement, dated as of January 25, 2023, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 25, 2023.
10(j)(i)	Lender Confirmation, dated July 9, 2024. * *	Filed with this report.
10(k)	Advisory Board Consulting Agreement, dated October 31, 2022, by and between the registrant and Claire M. Fraser.*	Incorporated by reference to Exhibit 10(p) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
10(l)	Omnibus Amendment, dated as of March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer. * *	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 10, 2023.
10(m)	Dealer Agreement, dated March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer. * *	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 10, 2023.
10(n)	Executive Officer Cash Severance Policy, effective as of November 21, 2023.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 27, 2023.
19	Global Insider Trading and Securities Transactions Policy, effective as of July 31, 2024.	Filed with this report.
21	Subsidiaries of the registrant.	Filed with this report.
22	Subsidiary Issuer of Guaranteed Securities.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Included on signature page.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report.
97	Policy Regarding the Mandatory Recovery of Compensation, dated as of December 1, 2023.	Filed with this report.

Exhibit Number	Description	Method of Filing
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
BECTON, DICKINSON AND COMPANY

By:	/s/ STEPHANIE M. KELLY
Stephanie M. Kelly
Associate General Counsel, Securities and Governance and Assistant Secretary
Dated: November 27, 2024
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Thomas E. Polen, Michelle T. Quinn, Christopher J. DelOrefice and Stephanie M. Kelly, and each of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2024, and any amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report and Power of Attorney have been signed as of November 27, 2024 by the following persons in the capacities indicated.

Name	Capacity

/S/ THOMAS E. POLEN	Chairman, Chief Executive Officer and President
Thomas E. Polen	(Principal Executive Officer)

/S/ CHRISTOPHER J. DELOREFICE	Executive Vice President and Chief Financial
Christopher J. DelOrefice	Officer
(Principal Financial Officer and Principal Accounting Officer)

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