Form 10-Q
period 2024-12-31
BECTON DICKINSON & CO
filed 2025-02-06
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 287,135,421 shares of Common Stock, $1.00 par value, outstanding at December 31, 2024.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2024

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues	$5,168	$4,706
Cost of products sold	2,933	2,679
Selling and administrative expense	1,318	1,213
Research and development expense	343	290
Integration, restructuring and transaction expense	92	75
Other operating expense, net	28	11
Total Operating Costs and Expenses	4,715	4,267
Operating Income	453	439
Interest expense	(155)	(111)
Interest income	23	34
Other expense, net	(16)	(4)
Income Before Income Taxes	306	359
Income tax provision	3	77
Net Income	$303	$281

Basic Earnings per Share	$1.05	$0.97
Diluted Earnings per Share	$1.04	$0.96

Dividends per Common Share	$1.04	$0.95
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Net Income	$303	$281
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	46	40
Defined benefit pension and postretirement plans	8	12
Cash flow hedges	2	(18)
Other Comprehensive Income, Net of Tax	56	33
Comprehensive Income	$359	$314
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	December 31, 2024	September 30, 2024
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$711	$1,717
Restricted cash	102	139
Short-term investments	17	445
Trade receivables, net	2,638	3,033
Inventories:
Materials	904	803
Work in process	453	443
Finished products	2,502	2,597
	3,860	3,843
Prepaid expenses and other	1,331	1,292
Total Current Assets	8,659	10,468
Property, Plant and Equipment	14,156	14,378
Less allowances for depreciation and amortization	7,554	7,557
Property, Plant and Equipment, Net	6,602	6,821
Goodwill	26,329	26,465
Developed Technology, Net	7,439	7,733
Customer Relationships, Net	2,533	2,635
Other Intangibles, Net	517	549
Other Assets	2,586	2,615
Total Assets	$54,665	$57,286
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,318	$2,170
Payables, accrued expenses and other current liabilities	6,347	6,786
Total Current Liabilities	7,664	8,956
Long-Term Debt	17,440	17,940
Long-Term Employee Benefit Obligations	939	942
Deferred Income Taxes and Other Liabilities	3,418	3,558
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in December 31, 2024 and September 30, 2024	371	371
Capital in excess of par value	19,768	19,893
Retained earnings	16,141	16,139
Deferred compensation	25	25
Treasury stock	(9,425)	(8,807)
Accumulated other comprehensive loss	(1,676)	(1,732)
Total Shareholders’ Equity	25,205	25,890
Total Liabilities and Shareholders’ Equity	$54,665	$57,286

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Operating Activities
Net income	$303	$281
Adjustments to net income to derive net cash provided by continuing operating activities:
Depreciation and amortization	607	561
Share-based compensation	90	83
Deferred income taxes	(151)	(91)
Change in operating assets and liabilities	(370)	152
Pension obligation	(2)	(129)
Other, net	216	(2)
Net Cash Provided by Continuing Operating Activities	693	855
Investing Activities
Capital expenditures	(105)	(116)
Maturities and sales of investments	411	—
Acquisitions, net of cash acquired	(8)	—
Other, net	(94)	(116)
Net Cash Provided by (Used for) Investing Activities	204	(233)
Financing Activities
Change in short-term debt	75	—
Payments of debt	(875)	—
Repurchases of common stock	(750)	(500)
Dividends paid	(302)	(275)
Other, net	(76)	(87)
Net Cash Used for Financing Activities	(1,928)	(862)
Discontinued Operations
Net cash used for operating activities of discontinued operations	—	(14)
Effect of exchange rate changes on cash and equivalents and restricted cash	(12)	7
Net decrease in cash and equivalents and restricted cash	(1,043)	(247)
Opening Cash and Equivalents and Restricted Cash	1,856	1,481
Closing Cash and Equivalents and Restricted Cash	$813	$1,234
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2024 Annual Report on Form 10-K.
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
Note 2 – Accounting Changes
New Accounting Principles Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in each relevant income statement expense caption. The update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures.
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
Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarters of fiscal years 2025 and 2024 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	303	—	—	—
Common dividends ($1.04 per share)	—	—	(302)	—	—	—
Issuance of shares under employee and other plans, net	—	(65)	—	—	679	(12)
Share-based compensation	—	90	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(8)	—
Repurchase of common stock	—	(150)	—	—	(2,637)	(606)
Balance at December 31, 2024	$371	$19,768	$16,141	$25	(83,459)	$(9,425)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	281	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(62)	—	—	647	(20)
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(19)	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at December 31, 2023	$371	$19,741	$15,540	$24	(81,692)	$(8,828)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
Share Repurchases
In the first quarter of fiscal year 2025, the Company executed an accelerated share repurchase (“ASR”) agreement and accounted for the agreement as two transactions upon prepayment: (1) the initial delivery of shares was recorded as an increase to Common stock in treasury to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining amount of shares was recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. The impacts of these accelerated share repurchase transactions were as follows:

Execution Date	Settlement Date	Aggregate Common Stock Repurchased (millions of dollars) (a)	Initial Shares Delivered (in thousands)	Additional Shares Delivered at Settlement (in thousands) (b)	Total Shares Delivered (in thousands)
Q1 2025	Q2 2025	$750	2,637	619	3,256
(a)    Excludes a 1% excise tax on share repurchases of $6 million.
(b)    Upon final settlement of the repurchase agreement and the forward sale contract, the Company’s receipt of additional shares was recorded as an increase to Common stock in treasury and an offsetting increase to Capital in excess of par value. The final settlement for the first quarter transaction amounted to $150 million.
In the first quarter of fiscal year 2024, the Company executed and settled ASR agreements for the repurchase of 2.118 million shares of its common stock for total consideration of $500 million, excluding a 1% excise tax on share repurchases of $3 million. The share repurchases were recorded as an increase to Treasury stock.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares of BD common stock, for which there is no expiration date. As of December 31, 2024, 4 million shares remained unused under this program. On January 28, 2025, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock, for which there is no expiration date.

The components and changes of Accumulated other comprehensive income (loss) for the first quarters of fiscal years 2025 and 2024 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive income before reclassifications, net of taxes	49	46	—	3	—
Amounts reclassified into income, net of taxes	6	—	8	(2)	—
Balance at December 31, 2024	$(1,676)	$(1,199)	$(549)	$72	$(1)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive income (loss) before reclassifications, net of taxes	21	40	—	(19)	—
Amounts reclassified into income, net of taxes	12	—	12	1	—
Balance at December 31, 2023	$(1,515)	$(1,038)	$(559)	$84	$—
The amounts of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2024 and 2023 included net gains (losses) relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges primarily related to foreign exchange contracts during the three months ended December 31, 2024 and forward starting interest rate swaps during the three months ended December 31, 2023. Additional disclosures regarding the Company's derivatives are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three months ended December 31, 2024 and 2023 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2024	2023
Average common shares outstanding	289,505	290,113
Dilutive share equivalents from share-based plans	884	1,285
Average common and common equivalent shares outstanding – assuming dilution	290,389	291,398

Share equivalents excluded from the diluted shares outstanding calculation:
Share-based plans (a)	2,758	552
(a)Excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares.
Note 5 – Contingencies
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations. Given the uncertain nature of litigation generally, the Company is not able, in all cases, to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party. Even if the Company believes it has meritorious defenses, from time to time the Company engages in settlement discussions and mediations and considers settlements taking into account various factors including, among other things, developments in such legal proceedings and the resulting risks and uncertainties. These activities have resulted in settlements for certain matters and going forward could result in further settlements, which may be confidential and could be significant and result in charges in excess of accruals.
In accordance with U.S. GAAP, the Company establishes accruals to the extent future losses are probable and reasonably estimable. With respect to putative class action lawsuits and certain tort actions in the United States and certain of the Canadian lawsuits described below or in its other SEC filings, the Company may not be able to determine if a probable loss exists or estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to certain of the civil investigative demands (“CIDs”) served by the Department of Justice which are discussed below, the Company may not be able to determine if a probable loss exists, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of December 31, 2024, the Company is defending approximately 6,670 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2024 were approximately 6,610, which reflected a settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s existing hernia litigation. The majority of the claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters. There are no trials currently scheduled.
The Company also continues to be a defendant in certain other mass tort litigation. As of December 31, 2024, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Other Matters
On November 2, 2020, a putative shareholder derivative action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, derivatively on behalf of the Company, against certain of the Company’s directors and officers. The complaint asserts claims for breach of fiduciary duty; violations of sections 10(b), 14(a) and 21D of the Exchange Act, and insider trading. The complaint principally alleges, that the Company made misleading statements regarding AlarisTM infusion pumps in a proxy statement and other SEC filings. A second federal derivative action was filed on January 24, 2021, and the two actions were consolidated and stayed. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the derivative actions, and demanded, among other things, that the Board of Directors pursue claims against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands, communicating its determination to counsel for the shareholders. On January 10, 2023, one of the two shareholders referenced above filed a separate derivative action that: (i) is generally consistent with the shareholder letter and the two prior actions; and (ii) purports to challenge the reasonableness of the special committee’s process and determination. That action was also stayed. Following entry of a stipulated scheduling order for an amended complaint and motion to dismiss the consolidated federal action, the case schedule was adjourned without date pending mediation. Mediation proceedings have taken place. On September 10, 2024, the Company received an additional substantially identical shareholder demand letter and on September 26, 2024, that shareholder filed a second substantially identical state court derivative action. In November 2024, the Company entered into an agreement in principle to resolve this matter for an amount that is not expected to be material to the Company’s consolidated financial results.

Beginning in February 2021, the Company received subpoenas from the Enforcement Division of the Securities and Exchange Commission (“SEC”) requesting information from the Company relating to, among other things, certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021. In December 2024, the Company reached an agreement to resolve the matter with the SEC for its previously accrued amount of $175 million. In accordance with the terms of the settlement, the Company has engaged and is working with an independent compliance consultant to review practices and procedures relating to the evaluation of product recalls and remediation under U.S. GAAP and its disclosure controls and procedures, including but not limited to controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, operating events, trends, and uncertainties.
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
In April 2019, the Department of Justice served the Company and CareFusion with CIDs seeking information regarding certain of CareFusion’s contracts with the Department of Veteran’s Affairs, some dating back more than 10 years, for certain products, including AlarisTM and PyxisTM devices, in connection with a civil investigation of possible violations of the False Claims Act, and the government later expanded the investigation to include several additional contracts. The government has made several requests for documents and interviews or depositions of Company personnel and set forth a preliminary case assessment. The Company is cooperating with the government, responding to these requests and evaluating the assessment.
In September 2021, the Company received a CID related to an inquiry initiated by the Department of Justice in the Northern District of Georgia in 2018 concerning sales and marketing practices with respect to certain aspects of the Company’s urology business. After multiple document productions and interviews, the Company and the government mediated the case in an effort to resolve this dispute; an agreement was reached to resolve this matter for an adequately accrued amount that is not material to the Company’s consolidated financial results. This matter is now resolved.
In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and set forth a preliminary case assessment, and the Company is cooperating with the government, responding to its requests and evaluating the assessment.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of December 31, 2024, the Company has approximately 360 of such suits involving approximately 375 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. No cases have yet been tried although a trial date has been set for one such case scheduled for April 2025. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
In 2015, legislation was enacted in Italy which requires medical technology companies to make payments to the Italian government if Italy’s medical device expenditures exceed annual regional expenditure ceilings. The amount of these payments is based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty has existed regarding the enforceability and implementation of this payback legislation since it was enacted and the Company, as well as other medical device companies, have filed appeals which challenge the enforceability of this legislation. In July 2024, the Italian Constitutional Court issued two judgments which concluded that the medical device payback legislation is constitutional; however, litigation proceedings before Italian Courts are still pending. While the Company recorded $62 million during its fiscal year 2024 as a preliminary estimate of the liability related to this matter, substantially all of which relates to periods prior to fiscal year 2024, ultimate resolution is unknown at this time, and it is possible that the amount of the Company’s liability could differ from the currently accrued amount.

In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Company’s liability recorded for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities was $50 million as of December 31, 2024, which reflected a $22 million adjustment recorded to increase the liability during the first quarter of fiscal year 2025. The Company submitted a comprehensive response to address FDA’s feedback in the Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other litigated matters, and may, from time-to-time, engage in settlement discussions and mediations taking into consideration, among other things, developments in the litigation and the risks and uncertainties associated therewith. These activities have resulted in confidential settlements and going forward could result in further settlements, the terms of which may be confidential and could be significant and result in charges in excess of accruals. A determination of the accrual amounts for these contingencies is made after analysis of each litigation matter. When appropriate, the accrual is developed with the consultation of outside counsel and, in the case of certain mass tort litigation, actuarial specialists regarding the nature, timing, and extent of each matter.
During the first quarter of fiscal year 2024, the Company recorded a pre-tax benefit to Other operating expense, net, of approximately $36 million related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The benefit primarily reflected the favorable resolution of claims during the fiscal year.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.6 billion and $1.7 billion at December 31, 2024 and September 30, 2024, respectively. These accruals are recorded within Payables, accrued expenses and other current liabilities and Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of December 31, 2024, as compared with September 30, 2024, largely reflected reductions due to the payment of settlements and legal fees. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia report device claims has generally diminished over time. Amounts payable pursuant to the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s hernia litigation are included within the Company's current product liability accrual and will be paid out over a multi-year period. Claim activity during the first quarter of fiscal year 2025 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of December 31, 2024.
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
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2024 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. In the current and prior-year periods, the Company generated revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Payables, accrued expenses and other current liabilities, depending on the form of settlement and were $813 million and $749 million at December 31, 2024 and September 30, 2024, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $502 million and $482 million as of December 31, 2024 and September 30, 2024, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.3 billion at December 31, 2024. The Company expects to recognize the majority of this revenue over the next three years.

Within the Company's Medication Management Solutions, Medication Delivery Solutions, Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.0 billion at December 31, 2024. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended December 31,
(Millions of dollars)	2024			2023
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$694	$430	$1,124	$639	$413	$1,052
Medication Management Solutions	659	142	801	594	153	747
Pharmaceutical Systems	104	314	418	127	304	431
Advanced Patient Monitoring	159	113	271	—	—	—
Total segment revenues	$1,615	$999	$2,615	$1,360	$870	$2,230

Life Sciences
Specimen Management (a)	$238	$223	$462	$234	$213	$447
Diagnostic Solutions (a)	212	262	474	210	256	467
Biosciences	153	208	361	143	232	375
Total segment revenues	$603	$694	$1,297	$587	$701	$1,288

Interventional
Surgery	$303	$92	$395	$280	$88	$369
Peripheral Intervention	253	220	473	234	220	454
Urology and Critical Care	306	83	389	287	78	365
Total segment revenues	$861	$396	$1,257	$802	$386	$1,188

Total Company revenues	$3,080	$2,089	$5,168	$2,749	$1,957	$4,706
(a)    During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.

Segment income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2024	2023
Income Before Income Taxes
Medical	$492	$535
Life Sciences	383	372
Interventional	387	291
Total Segment Operating Income	1,263	1,198
Integration, restructuring and transaction expense	(92)	(75)
Net interest expense	(132)	(77)
Other unallocated items (a)	(733)	(688)
Total Income Before Income Taxes	$306	$359
(a)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three-month periods:

	Three Months Ended December 31,
(Millions of dollars)	2024	2023
Service cost	$12	$25
Interest cost	42	39
Expected return on plan assets	(56)	(42)
Amortization of prior service credit	—	(1)
Amortization of loss	10	16
Net pension cost	$8	$37
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

Note 9 – Acquisition
Advanced Patient Monitoring
On September 3, 2024, the Company completed its acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). Since the acquisition date, financial results for Advanced Patient Monitoring’s product offerings are being reported as a separate organizational unit within the Medical segment. Advanced Patient Monitoring is a global leader in advanced monitoring solutions that expands the Company’s portfolio of smart connected care solutions with its growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement the Company's existing technologies serving operating rooms and intensive care units. The Company funded the transaction with cash on hand, using net proceeds raised through debt issuances in the third quarter of fiscal year 2024 and borrowings under its commercial paper program. The acquisition was accounted for under the acquisition method of accounting for business combinations.
The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed, related to assessing certain assumptions underlying the valuation of intangible assets. The preliminary allocations of the purchase price provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates may be adjusted upon the availability of further information regarding events or circumstances that existed at the acquisition date. Such adjustments may be significant. The fair value of consideration transferred in connection with the acquisition was $3.906 billion. As of December 31, 2024, the assets acquired and the liabilities assumed in this acquisition included developed technology intangible assets of $717 million, customer relationships intangible assets of $653 million and $713 million of other net assets, which are primarily inventory. The goodwill recorded from the excess of the purchase price over the fair value of the acquired net assets was $1.823 billion, which related to synergies expected to be gained from combining operations of the acquiree and acquirer, as well as revenue and cash flow projections associated with future innovative technologies expected to occur. The preliminary estimate of the goodwill that is expected to be deductible for tax purposes is approximately $1.1 billion.
The Company included Advanced Patient Monitoring in its consolidated results of operations beginning on September 3, 2024. The Company’s unaudited pro forma Revenues for the three months ended December 31, 2023, giving effect as if Advanced Patient Monitoring had been acquired as of October 1, 2022, were $4.957 billion. The calculation of pro forma Net Income for the three months ended December 31, 2023 is not practicable because of complexities associated with its hypothetical calculation.
Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2024, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on reducing complexity, optimizing the Company’s supply chain efficiency, streamlining its global manufacturing footprint, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the three months ended December 31, 2024 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2024	$58	$2	$60
Charged to expense	20	46	66
Cash payments	(29)	(36)	(65)
Non-cash settlements	—	(6)	(6)
Other adjustments	(2)	—	(2)
Balance at December 31, 2024	$47	$6	$53
(a)    Other non-employee-related expenses primarily relate to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and facility exit costs.

Note 11 – Intangible Assets
Intangible assets consisted of:

	December 31, 2024			September 30, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,788	$(8,349)	$7,439	$15,827	$(8,094)	$7,733
Customer relationships	5,511	(2,978)	2,533	5,513	(2,878)	2,635
Patents, trademarks and other	1,188	(688)	500	1,185	(682)	503
Amortized intangible assets	$22,486	$(12,014)	$10,472	$22,525	$(11,654)	$10,871
Unamortized intangible assets
Acquired in-process research and development	$14			$44
Trademarks	2			2
Unamortized intangible assets	$16			$46
Intangible amortization expense was $395 million and $365 million for the three months ended December 31, 2024 and 2023, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2024	$12,832	$904	$12,729	$26,465
Purchase price allocation adjustments	(12)	—	—	(12)
Currency translation	(51)	(8)	(66)	(125)
Goodwill as of December 31, 2024	$12,769	$896	$12,663	$26,329
Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at December 31, 2024 and September 30, 2024 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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

The notional amounts of the Company’s foreign currency-related derivative instruments as of December 31, 2024 and September 30, 2024 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2024	September 30, 2024
Foreign exchange contracts (a)	Undesignated	$2,366	$4,521
Foreign exchange contracts (b)	Cash flow hedges	394	543
Foreign currency-denominated debt (c)	Net investment hedges	2,874	3,065
Cross-currency swaps (d)	Net investment hedges	1,022	1,366
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the three months ended December 31, 2024 and 2023 were immaterial to the Company's consolidated financial results.
(b)Represents foreign exchange contracts related to anticipated intercompany purchases and sales, described above, which generally have durations of less than eighteen months.
(c)Represents foreign currency-denominated long-term notes outstanding which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
(d)Represents cross-currency swaps, which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
Net gains or losses resulting from the change in fair value of the foreign exchange contracts designated as cash flow hedges are initially recorded within Other comprehensive income (loss) and reclassified into earnings upon the occurrence of the related underlying third-party transaction. If foreign exchange contracts designated as cash flow hedges are terminated prematurely as a result of the hedged transaction being probable of not occurring, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is immediately reclassified into Revenues or Cost of products sold (depending on whether the hedged item is an intercompany sale or purchase). Net after tax losses recognized in Other comprehensive income (loss) as well as amounts reclassified from Accumulated other comprehensive income (loss) into earnings relating to these cash flow hedges during the three months ended December 31, 2024 were immaterial. No amounts relating to foreign exchange contracts designated as cash flow hedges were recognized in Other comprehensive income (loss) or reclassified from Accumulated other comprehensive income (loss) during three months ended December 31, 2023. The amounts expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months, are not material to the Company's consolidated financial results.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month periods were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2024	2023
Foreign currency-denominated debt	$145	$(29)
Cross-currency swaps (a)	67	(55)
(a) The amount for the three months ended December 31, 2024 includes a loss, net of tax, of $18 million recognized on terminated cross-currency swaps.
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
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three months ended December 31, 2024 and 2023 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of December 31, 2024 and September 30, 2024 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2024	September 30, 2024
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at December 31, 2024 and September 30, 2024 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at December 31, 2024 and September 30, 2024 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	December 31, 2024	September 30, 2024
Cash and equivalents	$711	$1,717
Restricted cash	102	139
Cash and equivalents and restricted cash	$813	$1,856
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	December 31, 2024	September 30, 2024
Institutional money market accounts (a)	Level 1	$—	$285
Current portion of long-term debt (b)	Level 2	831	1,748
Long-term debt (b)	Level 2	16,337	17,199
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
Nonrecurring Fair Value Measurements
In the first quarter of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $30 million to Research and development expense to write down the carrying value of certain assets in the Life Sciences segment. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

	Three Months Ended December 31,
(Millions of dollars)	2024	2023
Trade receivables transferred to third parties under factoring arrangements	$360	$379

	December 31, 2024	September 30, 2024
Amounts yet to be collected and remitted to the third parties	$338	$254
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $118 million and $112 million of outstanding payables related to supplier finance programs as of December 31, 2024 and September 30, 2024, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 14 – Income Taxes
Income Tax Expense
The Company’s effective income tax rates for the three months ended December 31, 2024 and 2023 were 0.9% and 21.6%, respectively. The decrease in the Company’s effective tax rate for the three months ended December 31, 2024 was largely due to the partial release of the valuation allowance established for a non-U.S. tax credit.

Note 15 – Subsequent Event
BD’s Intention to Separate Biosciences and Diagnostic Solutions
On February 5, 2025, the Company announced its intention to separate its Biosciences and Diagnostic Solutions business from the rest of the Company. The Company expects to announce more specifics on the separation plans by the end of fiscal year 2025 and intends to target completion of the transaction in fiscal year 2026. The completion of any separation transaction will be contingent upon various conditions and approvals, including approval of the Company’s board of directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing, or that a separation will in fact occur.

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
BD’s Intention to Separate Biosciences and Diagnostic Solutions
On February 5, 2025, we announced our intention to separate our Biosciences and Diagnostic Solutions business from the rest of BD. BD’s board of directors is committed to exploring all opportunities to execute the separation in a manner that maximizes shareholder value, including possible options such as a spin-off, sale, Reverse Morris Trust or other transaction. BD expects to announce more specifics on the separation plans by the end of fiscal year 2025 and intends to target completion of the transaction in fiscal year 2026.
Key Trends and Uncertainties Affecting Results of Operations
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we continue to execute this strategy, we have invested in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business, and develop innovative new products, as well as continue to improve operating efficiency and organizational effectiveness. Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and other risks which we continually evaluate to assess their potential impact to our operations and financial results.
We have been experiencing, and may continue to experience, some adverse impact to our results of operations due to market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners. Also, reductions or delays in governmental research funding and/or higher interest rates could cause customers for our instruments and reagents to delay or forgo purchases of these products. The future demand for our products and services could also be impacted by deterioration in healthcare systems’ budgets and/or staffing levels.

Additionally, we have experienced, and may continue to experience, temporary shortages in supply of certain materials or components that are used in our products. The stable flow of global transport is critical to our operations and as such, events affecting the flow of logistics around the globe may adversely impact our supply chain and distribution channels. In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations. Also, tariffs, sanctions or other trade barriers imposed by the United States, including those relating to China, Mexico or other countries and regions in which we do business, could adversely impact our supply chain costs and our results of operations. The ultimate impact of any new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.
For additional information on risk factors that may impact our business, results of operations, financial condition and cash flows, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K (the “2024 Annual Report”).

Overview of Financial Results and Financial Condition
For the three months ended December 31, 2024, worldwide revenues of $5.168 billion increased 9.8% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	3.5%
Pricing	0.4%
Foreign currency impact	0.2%
Acquisition of Advanced Patient Monitoring	5.7%
Increase in revenues from the prior-year period	9.8%
(a) Volume/other includes revenues attributable to products, services and licensing.
Cash flows from continuing operating activities were $693 million in the first three months of fiscal year 2025. At December 31, 2024, we had $830 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2025, we paid cash dividends to common shareholders of $302 million.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The first quarter fiscal year 2025 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,124	$1,052	6.9%	0.1%	6.8%
Medication Management Solutions	801	747	7.3%	0.2%	7.1%
Pharmaceutical Systems	418	431	(3.2)%	—%	(3.2)%
Advance Patient Monitoring	271	—	NM	NM	NM
Total Medical Revenues	$2,615	$2,230	17.3%	0.2%	17.1%
"NM" denotes that the percentage change is not meaningful.
The Medical segment’s revenue growth in the first quarter of 2025 primarily reflected the following:
•Volume growth and share gains attributable to the Medication Delivery Solutions unit’s Vascular Access Management portfolio, as well as strong sales of the unit’s hypodermic products.
•Growth in the Medication Management Solutions unit driven by double-digit growth in sales of infusion systems, partially offset by an unfavorable comparison to dispensing and pharmacy automation installations in the prior-year period.

•A decline in the Pharmaceutical Systems unit’s sales due to lower demand for prefillables syringes.
•Overall Medical segment revenue growth also reflected sales in the Advanced Patient Monitoring unit, which we acquired during the fourth quarter of fiscal year 2024.

Medical segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2024	2023
Medical segment income	$492	$535

Segment income as % of Medical revenues	18.8%	24.0%
The Medical segment's operating income as a percentage of revenues in the first quarter of 2025 compared with the first quarter of 2024 reflected the following:
•Lower gross profit margin in the first quarter of 2025 compared with the first quarter of 2024, which primarily reflected:
◦An unfavorable impact of $180 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date and higher amortization of intangible assets attributable to the Advanced Patient Monitoring unit, as well as a charge of $22 million to adjust future costs estimated for product remediation efforts; partially offset by
◦Lower manufacturing costs, which resulted from continuous improvement projects and other productivity initiatives and favorable product mix which was attributable to the Advanced Patient Monitoring unit’s products.
•Higher selling and administrative expense, as well as research and development expense, as percentages of revenues in the first quarter of 2025 compared with the first quarter of 2024 primarily reflected costs attributable to the Advanced Patient Monitoring unit.
Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Specimen Management (a)	462	447	3.3%	—%	3.3%
Diagnostic Solutions (a)	474	467	1.7%	0.2%	1.5%
Biosciences	361	375	(3.7)%	0.4%	(4.1)%
Total Life Sciences Revenues	$1,297	$1,288	0.7%	0.2%	0.5%
(a)     During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
The Life Sciences segment’s revenue growth in the first quarter of 2025 primarily reflected the following:
•Strong growth driven by sales of the Specimen Management unit’s BD VacutainerTM portfolio and customers’ upgrades to the unit’s higher value products.
•Strong growth in sales of the Diagnostic Solutions unit’s KiestraTM lab automation and MAXTM IVD platforms, partially offset by a delayed start to the current-year’s U.S. respiratory season.
•A decline in the Biosciences unit driven by anticipated lower demand for research instruments in the United States and China, partially offset by current-period licensing revenue.

Life Sciences segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2024	2023
Life Sciences segment income	$383	$372

Segment income as % of Life Sciences revenues	29.6%	28.9%

The Life Sciences segment's operating income as a percentage of revenues in the first quarter of 2025 compared with the first quarter of 2024 primarily reflected the following:
•Higher gross profit margin in the first quarter of 2025 compared with the first quarter of 2024 primarily reflected lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives.
•Selling and administrative expense as a percentage of revenues in the first quarter of 2025 was higher compared with the first quarter of 2024 which primarily reflected higher administrative costs in the current-year period.
•Higher research and development expense as a percentage of revenues in the first quarter of 2025 compared with the first quarter of 2024 primarily reflected a $30 million write-down of certain assets.
Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Surgery	$395	$369	7.0%	0.2%	6.8%
Peripheral Intervention	473	454	4.1%	0.3%	3.8%
Urology and Critical Care	389	365	6.6%	0.3%	6.3%
Total Interventional Revenues	$1,257	$1,188	5.8%	0.3%	5.5%
The Interventional segment’s revenue growth in the first quarter of 2025 primarily reflected the following:
•Double-digit growth in the Surgery unit’s sales of infection prevention products, as well as strong growth in sales of hernia repair products, particularly the unit’s PhasixTM resorbable scaffold.
•Strong growth in sales of the Peripheral Intervention unit’s peripheral vascular disease and end-stage kidney disease platforms, partially offset by a decline in sales of our oncology products due to an expected VoBP impact in China.
•Continued double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings.

Interventional segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2024	2023
Interventional segment income	$387	$291

Segment income as % of Interventional revenues	30.8%	24.5%

The Interventional segment's operating income as a percentage of revenues in the first quarter of 2025 compared with the first quarter of 2024 reflected the following:
•Higher gross profit margin in the first quarter of 2025 compared with the first quarter of 2024, which primarily reflected favorable manufacturing variances and lower manufacturing costs, which resulted from continuous improvement projects and other productivity initiatives.
•Lower selling and administrative expense and research development expense as percentages of revenues in the first quarter of 2025 compared with the first quarter of 2024, which primarily reflected revenue growth that outpaced spending.

•Research and development expense as a percentage of revenues in the first quarter of 2025 was flat compared with the first quarter of 2024 which primarily reflected the timing of project spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
United States	$3,080	$2,749	12.0%	—%	12.0%
International	2,089	1,957	6.7%	0.4%	6.3%
Total Revenues	$5,168	$4,706	9.8%	0.2%	9.6%

U.S. revenue growth in the first quarter of 2025 reflected strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as solid growth across all of the Interventional segment’s units. Overall U.S. revenue growth also reflected the acquired Advanced Patient Monitoring unit’s sales. U.S. revenue growth in the first quarter of 2025 was partially offset by a decline in the Medical segment’s Pharmaceutical Systems unit, as further discussed above.
International revenue growth in the first quarter of 2025 was primarily driven by the Medical segment’s Medication Delivery Solutions unit. Overall international revenue growth in the first quarter of 2025 also reflected the acquired Advanced Patient Monitoring unit’s sales. International revenue growth in the first quarter of 2025 was partially offset by a decline in the Life Sciences segment’s Biosciences unit, as further discussed above. Current-period revenues in emerging markets primarily reflected strong sales in certain countries within Greater Asia, as well as in EMA, partially offset by a decline in China driven by unfavorable market dynamics, as further discussed above:

	Three months ended December 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$729	$716	1.8%	(1.1)%	2.9%
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2025 and 2024 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2024	2023
Restructuring costs (a)	$66	$69
Integration costs (a)	24	5
Transaction costs (b)	3	—
Separation-related items (c)	—	2
Purchase accounting adjustments (d)	570	362
European regulatory initiative-related costs (e)	—	23
Product, litigation, and other items (f)	102	14
Total specified items	764	475
Less: tax impact of specified items and other tax related	71	(24)
After-tax impact of specified items	$693	$499
(a)Represents amounts associated with restructuring and integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense associated with the Advanced Patient Monitoring acquisition.

(c)Represents costs recorded to Other operating expense, net and incurred in connection with the separation of BD's former Diabetes Care business.
(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amount in the three-month period of 2025 includes $180 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
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
(f)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amount in the three-month period of 2025 included a charge within Cost of products sold of $22 million to adjust future costs estimated for product remediation efforts, as well as a non-cash $30 million charge recorded within Research and development expense to write down certain assets in the Life Sciences segment. The amount additionally included charges of approximately $29 million which were recorded to Other operating expense, net, and related to various legal matters. Additional disclosures regarding legislative and legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
The comparison of gross profit margin for the three-month periods of fiscal years 2025 and 2024 reflected the following impacts:

Three-month period
December 31, 2023 gross profit margin %	43.1%
Impact of purchase accounting adjustments and other specified items	(3.6)%
Operating performance	3.5%
Foreign currency impact	0.3%
December 31, 2024 gross profit margin %	43.3%

The unfavorable impact on gross margin for the three-month period of 2025 from specified items reflects amortization of intangibles attributable to the Advanced Patient Monitoring acquisition and an impact of $180 million resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date. The impact from specified items in the current-year period also included a $22 million charge recorded in the Medical segment to adjust the estimate of future product remediation costs, as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Operating performance in the three-month period of 2025 compared with the prior-year period primarily reflected lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives, partially offset by higher labor costs.

Operating Expenses
A summary of operating expenses for the three-month period of fiscal years 2025 and 2024 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2024	2023
(Millions of dollars)
Selling and administrative expense	$1,318	$1,213
% of revenues	25.5%	25.8%	(30)

Research and development expense	$343	$290
% of revenues	6.6%	6.2%	40

Integration, restructuring and transaction expense	$92	$75

Other operating expense, net	$28	$11
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three-month period of 2025 was lower compared with the prior-year periods, which primarily reflected higher revenues, partially offset by higher selling costs in the current-year period.
Research and development expense
Higher research and development expense as a percentage of revenues in the three-month period of 2025 primarily reflected a $30 million write-down of certain assets in the Life Sciences segment and the timing of project spending.
Integration, restructuring and transaction expense
The amount in the three-month period of 2025 primarily included restructuring costs related to simplification and other cost-saving initiatives, as well as restructuring, integration and transaction costs relating to our acquisition of the Advanced Patient Monitoring unit. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
The amount in the three-month period of 2025 largely represented charges relating to legal matters. Additional disclosures regarding legislative and legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2025 and 2024 were as follows:

	Three months ended December 31,
(Millions of dollars)	2024	2023
Interest expense	$(155)	$(111)
Interest income	23	34
Net interest expense	$(132)	$(77)
Higher interest expense for the three-month period of fiscal year 2025 compared with the prior-year period primarily reflected higher total debt outstanding at December 31, 2024 compared with December 31, 2023. The higher debt level in the current-year period reflected debt issued during fiscal year 2024 to fund the cash consideration payable upon our acquisition of Advanced Patient Monitoring.

Income Taxes
The income tax rates for the three-month periods of fiscal years 2025 and 2024 are provided below.

	Three months ended December 31,
	2024	2023
Effective income tax rate	0.9%	21.6%

Impact, in basis points, from specified items	(600)	1,520

The effective income tax rate for the three-month period of fiscal year 2025 compared with the prior-year period primarily reflected the impact of a favorable discrete item on the current-period rate as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements.
Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three-month periods of fiscal years 2025 and 2024 were as follows:

	Three months ended December 31,
	2024	2023
Net Income (Millions of dollars)	$303	$281
Diluted Earnings per Share	$1.04	$0.96

Unfavorable impact-specified items	$(2.39)	$(1.71)
Favorable impact-foreign currency translation	$0.01

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2024	2023
Net cash provided by (used for):
Operating activities	$693	$855
Investing activities	$204	$(233)
Financing activities	$(1,928)	$(862)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first three months of fiscal year 2025 was largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory and prepaid expenses, as well as lower levels of accounts payable and accrued expenses, partially offset by lower levels of trade receivables. The decrease in accounts payable and accrued expenses reflected our payment of $175 million relating to the SEC investigation as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from investing activities in the first three months of fiscal year 2025 included capital expenditure-related outflows of $105 million, compared with $116 million in the prior-year period. Current-period cash flows from investing activities also included a $411 million inflow attributable to the maturity of time deposits.
Net Cash Flows from Financing Activities
Net cash flows from financing activities in the first three months of fiscal years 2025 and 2024 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2024	2023
Cash inflow (outflow)
Change in short-term debt	$75	$—
Payments of debt	$(875)	$—
Repurchases of common stock	$(750)	$(500)
Dividends paid	$(302)	$(275)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2024	September 30, 2024
Total debt	$18,758	$20,110

Weighted average cost of total debt	3.3%	3.4%
Total debt as a percentage of total capital*	42.0%	42.9%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At December 31, 2024, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $830 million and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2027. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to one additional one-year period, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2024.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of December 31, 2024.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $475 million of commercial paper borrowings outstanding as of December 31, 2024. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at December 31, 2024 were unchanged compared with our ratings at September 30, 2024.
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
Other Matters
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2024 Annual Report.
Regulatory Matters
Consent Decree with FDA
Our U.S. infusion pump organizational unit is operating under an amended consent decree originally entered into by Cardinal Health 303, Inc. with the FDA in 2007 related to its AlarisTM infusion pumps. In 2009, the decree was amended (the “Consent Decree”) to include all infusion pumps manufactured by or for CareFusion 303, Inc., which was acquired by BD in 2015. CareFusion 303, Inc. remains the manufacturer of BD AlarisTM infusion pumps. The Consent Decree does not apply to intravenous administration sets and accessories.
Following an inspection that began in March 2020 of our Medication Management Systems’ Infusion quality management system operating out of the site in San Diego, California (CareFusion 303, Inc.), the FDA issued a Form 483 Notice (the “2020 Form 483 Notice”) that contained a number of observations regarding the quality system’s compliance with FDA’s Quality System, reporting of corrections and removals, and Medical Device Reporting (MDR) regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of the corrective actions to address the 2020 Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions, design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan (“CAP”) and has retained an independent expert to conduct periodic audits of the quality management system operating at the CareFusion 303, Inc. infusion pump facilities through 2025. CareFusion 303, Inc. has and will continue to update its CAP to address any observations that may arise during the course of these audits.
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
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of December 31, 2024, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
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
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of December 31, 2024, BD has received eight FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
As noted above, on November 22, 2024, BD received the Dispensing Warning Letter following an inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. BD submitted a comprehensive response to address FDA’s feedback in the Dispensing Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of FDA’s Dispensing Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Dispensing Warning Letter. Any failure to adequately address the Dispensing Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of the Dispensing Warning Letter and its impact on the Company’s operations is unknown at this time. In connection with the Dispensing Warning Letter, the Company has accrued future costs estimated for product remediation efforts. See Note 5 in the Notes to Condensed Consolidated Financial Statements. It is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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
In addition, on January 14, 2025, the EPA published a Notice of Availability for a Pesticide Registration Review; Interim Registration Review Decision for Ethylene Oxide (“ID”). The ID, which regulates the use of ethylene oxide as a sterilant and is intended to mitigate any human health and environmental risks associated with its use. We are assessing the impact of the ID on our sterilization facilities, on the third-party sterilization facilities that BD utilizes and on our operations more generally. Based on the Proposed interim Decision that EPA had published in 2023, we anticipate implementing certain changes at our facilities to comply with the ID’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies.
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
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2024 Annual Report.
Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, liquidity, future product development, regulatory approvals, competitive position and expenditures. This report also includes forward-looking statements regarding the proposed separation of BD’s Biosciences and Diagnostic Solutions business, including the anticipated benefits of the separation and the expected timing of completion of the separation. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Item 1A. Risk Factors in our 2024 Annual Report, and our subsequent Quarterly Reports on Form 10-Q.
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
•The risks associated with the proposed separation of our Biosciences and Diagnostic Solutions business, including risks related to the manner of the separation and factors that could delay, prevent or otherwise adversely affect the completion, timing or terms of the separation, or our ability to realize the expected benefits of the separation.
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
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms, such as the implementation of a global minimum tax, that could adversely impact multinational corporations), and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, sanctions or other trade barriers imposed by the U.S. or other countries, including those relating to China, Mexico or other countries and regions in which we do business, could adversely impact our supply chain costs or otherwise adversely impact our results of operations. The ultimate impact of any new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.
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
•Deficit reduction efforts or other actions that reduce or freeze the availability of government funding for healthcare and research, which could weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.
•Fluctuations and pauses in university or U.S. and international governmental funding and policies for research.
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
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), government contracts and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD)), potential anti-corruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, environmental and product liability matters (including pending claims relating to ethylene oxide, our hernia repair implant products, surgical continence and pelvic organ prolapse products for women, vena cava filter products and implantable ports, which involve, or could involve in the future, lawsuits seeking class action status or seeking to establish multi-district or other consolidated proceedings), data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2024.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting. On September 3, 2024, BD completed the acquisition of Edwards Lifesciences’ Critical Care product group (“Critical Care”), which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). In our 2024 Annual Report on Form 10-K, we excluded Advanced Patient Monitoring from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Advanced Patient Monitoring. We will incorporate Advanced Patient Monitoring into our annual assessment of internal control over financial reporting for our fiscal year ending September 30, 2025.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2024 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2024 Annual Report, except as follows.
Risks Relating to the Proposed Separation of the Biosciences and Diagnostic Solutions Business
On February 5, 2025, BD announced its intention to separate its Biosciences and Diagnostic Solutions business from the rest of BD. BD’s board of directors has not yet determined the manner in which to execute the separation, which may include possible options such as a spin-off, sale, Reverse Morris Trust or other transaction. BD expects to announce more specifics on the separation plans by the end of fiscal year 2025 and intends to target completion of the transaction in fiscal year 2026. There are many factors that could impact the structure or timing of, or BD’s determination to proceed with, the proposed separation, including market conditions, material adverse changes in business or industry conditions, unanticipated costs, potential problems or delays in obtaining various regulatory and tax approvals or clearances and changes in the regulatory or legal environment.
The proposed separation, if consummated, involves risks, including potential difficulties associated with the separation of operations, services and personnel, potential disruption in BD’s operations or businesses, the potential loss of, or inability to recruit, key employees and potential adverse effects on relationships with key customers and other business counterparties. In addition, BD may incur significant expenses in connection with pursuing the proposed separation. Pursuing the proposed separation will require significant time and attention from BD’s senior management and employees, which could disrupt BD’s ongoing business and adversely affect financial results and results of operations. If BD does not successfully manage these risks, BD’s business, financial condition and results of operations could be adversely affected.
The completion of any separation transaction will be contingent upon various conditions and approvals, including approval of BD’s board of directors, receipt of requisite regulatory clearances and compliance with applicable SEC requirements. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing, or that a separation will in fact occur. In addition, if the proposed separation is completed, BD may not be able to achieve the full strategic and financial benefits that are expected to result from the separation. Delays or failure to consummate the proposed separation could negatively affect BD’s business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2024.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2024	1,110	$240.01	—	6,681,777
November 1 – 30, 2024	257	236.47	—	6,681,777
December 1 – 31, 2024 (3)	2,636,667	230.36	2,636,667	4,045,110
Total	2,638,034	$230.37	2,636,667	4,045,110
(1)Includes 1,367 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares, for which there is no expiration date.
(3)Shares purchased includes an initial delivery of 2,636,667 shares of our common stock received upon payment of $750 million under an accelerated share repurchase (“ASR”) agreement, which was executed in December 2024. An additional 619,071 shares were delivered in January 2025 based upon final settlement of the ASR agreement. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreement. Additional disclosures regarding this transaction are provided in Note 3 of the Notes to Condensed Consolidated Financial Statements in this report.
On January 28, 2025, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, certain of our officers adopted “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.
On December 11, 2024, Richard Byrd, Executive Vice President and President, Interventional Segment of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Byrd’s plan is for (i) the exercise of up to 15,061 stock appreciation rights (“SARs”) at various exercise prices, net of shares withheld to satisfy applicable taxes, (ii) the sale of up to 2,399 shares of BD’s common stock, (iii) the sale of up to 1,123 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes, and (iv) the sale of up to 1,590 shares of BD’s common stock upon the vesting of performance units, subject to the final payout factor and net of shares withheld to satisfy applicable taxes. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and March 15, 2026.
On December 16, 2024, Antoine Ezell, Executive Vice President, President of the Americas and Chief Marketing Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Ezell’s plan is for the sale of up to 3,900 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and March 17, 2026.
During the three months ended December 31, 2024, none of our officers or directors adopted, terminated or modified any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
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
Dated: February 6, 2025

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)