Form 10-Q
period 2025-03-31
BECTON DICKINSON & CO
filed 2025-05-01
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 286,607,414 shares of Common Stock, $1.00 par value, outstanding at March 31, 2025.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2025

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues	$5,272	$5,045	$10,440	$9,751
Cost of products sold	3,015	2,741	5,948	5,420
Selling and administrative expense	1,273	1,193	2,592	2,406
Research and development expense	302	299	646	589
Integration, restructuring and transaction expense	90	101	182	176
Other operating expense (income), net	45	(23)	73	(12)
Total Operating Costs and Expenses	4,725	4,311	9,440	8,578
Operating Income	546	734	1,000	1,173
Interest expense	(151)	(125)	(306)	(236)
Interest income	5	26	28	60
Other expense, net	(38)	(2)	(53)	(6)
Income Before Income Taxes	363	633	669	991
Income tax provision	55	96	58	173
Net Income	$308	$537	$611	$818

Basic Earnings per Share	$1.07	$1.85	$2.12	$2.82
Diluted Earnings per Share	$1.07	$1.85	$2.11	$2.81

Dividends per Common Share	$1.04	$0.95	$2.08	$1.90
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Income	$308	$537	$611	$818
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(48)	(41)	(2)	(1)
Defined benefit pension and postretirement plans	8	12	16	23
Cash flow hedges	—	8	2	(10)
Unrealized loss on available-for-sale debt securities	—	(1)	—	(1)
Other Comprehensive (Loss) Income, Net of Tax	(40)	(21)	16	12
Comprehensive Income	$268	$516	$626	$831
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	March 31, 2025	September 30, 2024
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$667	$1,717
Restricted cash	80	139
Short-term investments	16	445
Trade receivables, net	3,029	3,033
Inventories:
Materials	892	803
Work in process	487	443
Finished products	2,344	2,597
	3,723	3,843
Prepaid expenses and other	1,150	1,292
Total Current Assets	8,666	10,468
Property, Plant and Equipment	14,409	14,378
Less allowances for depreciation and amortization	7,763	7,557
Property, Plant and Equipment, Net	6,646	6,821
Goodwill	26,444	26,465
Developed Technology, Net	7,171	7,733
Customer Relationships, Net	2,434	2,635
Other Intangibles, Net	530	549
Other Assets	2,577	2,615
Total Assets	$54,467	$57,286
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,604	$2,170
Payables, accrued expenses and other current liabilities	6,087	6,786
Total Current Liabilities	7,691	8,956
Long-Term Debt	17,666	17,940
Long-Term Employee Benefit Obligations	871	942
Deferred Income Taxes and Other Liabilities	2,998	3,558
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in March 31, 2025 and September 30, 2024	371	371
Capital in excess of par value	19,971	19,893
Retained earnings	16,150	16,139
Deferred compensation	26	25
Treasury stock	(9,561)	(8,807)
Accumulated other comprehensive loss	(1,716)	(1,732)
Total Shareholders’ Equity	25,241	25,890
Total Liabilities and Shareholders’ Equity	$54,467	$57,286

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Operating Activities
Net income	$611	$818
Adjustments to net income to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,215	1,132
Share-based compensation	149	143
Deferred income taxes	(260)	(149)
Change in operating assets and liabilities	(1,146)	(438)
Pension obligation	(3)	(107)
Other, net	291	(29)
Net Cash Provided by Continuing Operating Activities	857	1,369
Investing Activities
Capital expenditures	(234)	(250)
Maturities and sales (purchases) of investments, net	413	(815)
Acquisitions, net of cash acquired and adjustments	13	—
Other, net	(179)	(224)
Net Cash Provided by (Used for) Investing Activities	12	(1,289)
Financing Activities
Change in short-term debt	340	—
Proceeds from long-term debt	—	1,972
Payments of debt	(876)	—
Repurchases of common stock	(750)	(500)
Dividends paid	(600)	(550)
Other, net	(81)	(79)
Net Cash (Used for) Provided by Financing Activities	(1,967)	843
Discontinued Operations
Net cash used for operating activities of discontinued operations	—	(14)
Effect of exchange rate changes on cash and equivalents and restricted cash	(11)	4
Net (decrease) increase in cash and equivalents and restricted cash	(1,109)	913
Opening Cash and Equivalents and Restricted Cash	1,856	1,481
Closing Cash and Equivalents and Restricted Cash	$747	$2,394
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
BD’s Intention to Separate Biosciences and Diagnostic Solutions
On February 5, 2025, the Company announced its intention to separate its Biosciences and Diagnostic Solutions business from the rest of the Company. The Company expects to announce more specifics on the separation plans by the end of fiscal year 2025 and intends to target completion of the transaction in fiscal year 2026. The completion of any separation transaction will be contingent upon various conditions and approvals, including approval of the Company’s board of directors, receipt of requisite regulatory clearances and compliance with applicable Securities and Exchange Commission (“SEC”) requirements. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing, or that a separation will in fact occur.
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
In November 2023, the FASB issued an accounting standard update that requires more disaggregated expense information about a public entity’s reportable segments. This update is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. The Company is currently evaluating the impact that this update will have on its disclosures.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2025 and 2024 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	303	—	—	—
Common dividends ($1.04 per share)	—	—	(302)	—	—	—
Issuance of shares under employee and other plans, net	—	(65)	—	—	679	(12)
Share-based compensation	—	90	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(8)	—
Repurchase of common stock	—	(150)	—	—	(2,637)	(606)
Balance at December 31, 2024	$371	$19,768	$16,141	$25	(83,459)	$(9,425)
Net income	—	—	308	—	—	—
Common dividends ($1.04 per share)	—	—	(298)	—	—	—
Issuance of shares under employee and other plans, net	—	(6)	—	1	78	13
Share-based compensation	—	59	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	13	—
Repurchase of common stock	—	150	—	—	(619)	(150)
Balance at March 31, 2025	$371	$19,971	$16,150	$26	(83,987)	$(9,561)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	281	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(62)	—	—	647	(20)
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(19)	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at December 31, 2023	$371	$19,741	$15,540	$24	(81,692)	$(8,828)
Net income	—	—	537	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(5)	—	2	72	17
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	32	—
Balance at March 31, 2024	$371	$19,795	$15,802	$26	(81,588)	$(8,811)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Share Repurchases
In the first quarter of fiscal year 2025, the Company executed an accelerated share repurchase (“ASR”) agreement and accounted for the agreement as two transactions upon prepayment: (1) the initial delivery of shares was recorded as an increase to Common stock in treasury to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining amount of shares was recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreement and the forward sale contract in the second quarter of fiscal year 2025, the Company’s receipt of additional shares was recorded as an increase to Common stock in treasury and an offsetting increase to Capital in excess of par value. The impacts of these accelerated share repurchase transactions were as follows:

Execution Date	Settlement Date	Aggregate Common Stock Repurchased (millions of dollars) (a)	Initial Shares Delivered (in thousands)	Additional Shares Delivered at Settlement (in thousands) (b)	Total Shares Delivered (in thousands)
Q1 2025	Q2 2025	$750	2,637	619	3,256
(a)    Excludes a 1% excise tax on share repurchases of $6 million.
(b)    The final settlement for the first quarter transaction amounted to $150 million.
In the first quarter of fiscal year 2024, the Company executed and settled ASR agreements for the repurchase of 2.118 million shares of its common stock for total consideration of $500 million, excluding a 1% excise tax on share repurchases of $3 million. The share repurchases were recorded as an increase to Treasury stock.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares of BD common stock, for which there is no expiration date. On January 28, 2025, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock, for which there is also no expiration date. As of March 31, 2025, 13 million shares remained unused under these programs.

The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2025 and 2024 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive income before reclassifications, net of taxes	49	46	—	3	—
Amounts reclassified into income, net of taxes	6	—	8	(2)	—
Balance at December 31, 2024	$(1,676)	$(1,199)	$(549)	$72	$(1)
Other comprehensive (loss) income before reclassifications, net of taxes	(47)	(48)	—	—	—
Amounts reclassified into income, net of taxes	7	—	8	—	—
Balance at March 31, 2025	$(1,716)	$(1,246)	$(541)	$72	$(1)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive income (loss) before reclassifications, net of taxes	21	40	—	(19)	—
Amounts reclassified into income, net of taxes	12	—	12	1	—
Balance at December 31, 2023	$(1,515)	$(1,038)	$(559)	$84	$—
Other comprehensive (loss) income before reclassifications, net of taxes	(31)	(41)	—	9	(1)
Amounts reclassified into income, net of taxes	11	—	12	(1)	—
Balance at March 31, 2024	$(1,535)	$(1,079)	$(548)	$93	$(1)
The amounts of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2025 and 2024 included net (losses) gains relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges were immaterial for the three months ended March 31, 2025 and primarily related to foreign exchange contracts and forward starting interest rate swaps during the six months ended March 31, 2025. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2024 primarily related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and six months ended March 31, 2025 and 2024 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Average common shares outstanding	287,293	289,518	288,411	289,941
Dilutive share equivalents from share-based plans	444	826	782	1,268
Average common and common equivalent shares outstanding – assuming dilution	287,737	290,344	289,193	291,209

Share equivalents excluded from the diluted shares outstanding calculation:
Share-based plans (a)	2,734	1,155	2,734	545

(a)Excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares.
Note 5 – Contingencies
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations. Given the uncertain nature of litigation generally, the Company is not able, in all cases, to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party. Even if the Company believes it has meritorious defenses, from time to time the Company engages in settlement discussions and mediation and considers settlements, taking into account various factors including, among other things, developments in such legal proceedings and the resulting risks and uncertainties. These activities have resulted in settlements for certain matters and going forward could result in further settlements, which may be confidential and could be significant and result in charges in excess of accruals.
In accordance with U.S. GAAP, the Company establishes accruals to the extent future losses are probable and reasonably estimable. With respect to putative class action lawsuits and certain tort actions in the United States and certain of the Canadian lawsuits described below or in its other SEC filings, the Company may not be able to determine if a probable loss exists or estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to certain of the civil investigative demands (“CIDs”) served by the Department of Justice, which are discussed below, the Company may not be able to determine if a probable loss exists, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of March 31, 2025, the Company is defending approximately 6,790 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2024 were approximately 6,610 following the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s existing hernia litigation. The majority of the claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters. There are no trials currently scheduled.
The Company also continues to be a defendant in certain other mass tort litigation. As of March 31, 2025, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
As part of its previously disclosed settlement with the Enforcement Division of the SEC relating to certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021, the Company has engaged and is working with an independent compliance consultant to review practices and procedures relating to the evaluation of product recalls and remediation under U.S. GAAP and its disclosure controls and procedures, including but not limited to controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, operating events, trends, and uncertainties.
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
In April 2019, the Department of Justice served the Company and CareFusion with CIDs seeking information regarding certain of CareFusion’s contracts with the Department of Veteran’s Affairs, some dating back more than 10 years, for certain products, including AlarisTM and PyxisTM devices, in connection with a civil investigation of possible violations of the False Claims Act, and the government later expanded the investigation to include several additional contracts. The government has made several requests for documents and interviews or depositions of Company personnel and set forth a preliminary case assessment. The Company is cooperating with the government, responding to these requests and the assessment.
In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and set forth a preliminary case assessment, and the Company is cooperating with the government, responding to its requests and the assessment.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of March 31, 2025, the Company has approximately 390 of such suits involving approximately 400 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. The first trial in these cases began on April 14, 2025. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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

In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In

November 2024, the Company received a Warning Letter following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Company’s liability recorded for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities was $124 million as of March 31, 2025, which reflected net adjustments recorded to increase the liability in the first and second quarters of fiscal year 2025 of $22 million and $76 million, respectively. Since receipt of the Warning Letter, the Company has continued to assess, based upon currently available information, the resources that will be required to address the non-conformities cited in the Warning Letter while optimizing the customer experience and ensuring the Company’s remediation plans can be fully executed within its planned timelines. Accordingly, the charges recorded during the first and second quarters of fiscal year 2025 are attributable to additional resources that were determined, based upon information that became available during the quarters, to be necessary to execute the Company’s remediation plans. The Company submitted a comprehensive response to address FDA’s feedback in the Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The Company also is subject to administrative proceedings under environmental laws in jurisdictions outside the U.S. The affected sites are in varying stages of development. In some instances, the remediation has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs. While it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, the Company does not expect these proceedings to have a material adverse effect on its consolidated results of operations and/or consolidated cash flows.
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
During the first quarter of fiscal year 2024, the Company recorded a pre-tax benefit to Other operating expense (income), net, of approximately $36 million related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The benefit primarily reflected the favorable resolution of claims during the fiscal year.
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

Accruals for the Company's product liability claims, which are discussed above, as well as the related legal defense costs, amounted to approximately $1.6 billion and $1.7 billion at March 31, 2025 and September 30, 2024, respectively. These accruals are recorded within Payables, accrued expenses and other current liabilities and Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of March 31, 2025, as compared with September 30, 2024, primarily reflected reductions due to the payment of settlements and legal fees. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia report device claims has generally diminished over time. Amounts payable pursuant to the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s hernia litigation are included within the Company's current product liability accrual and will be paid out over a multi-year period. Claim activity during the first two quarters of fiscal year 2025 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of March 31, 2025.
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
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2024 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products, which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. In the current and prior-year periods, the Company generated revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.
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
The Company's gross revenues are subject to a variety of deductions, which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Payables, accrued expenses and other current liabilities, depending on the form of settlement and were $822 million and $749 million at March 31, 2025 and September 30, 2024, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
Effects of Revenue Arrangements on Condensed Consolidated Balance Sheets
Capitalized contract costs associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company's condensed consolidated balance sheets. Commissions relating to revenues recognized over a period longer than one year are recorded as assets, which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company's condensed consolidated balance sheets.
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $495 million and $482 million as of March 31, 2025 and September 30, 2024, respectively, and are included in Payables, accrued expenses and other current liabilities on the

Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.4 billion at March 31, 2025. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.2 billion at March 31, 2025. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended March 31,
(Millions of dollars)	2025			2024
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$687	$430	$1,117	$662	$445	$1,107
Medication Management Solutions	662	149	811	609	162	772
Pharmaceutical Systems	149	426	575	157	413	570
Advanced Patient Monitoring	155	102	257	—	—	—
Total segment revenues	$1,653	$1,107	$2,760	$1,429	$1,020	$2,449

Life Sciences
Specimen Management (a)	$242	$213	$456	$236	$222	$458
Diagnostic Solutions (a)	189	250	440	201	267	468
Biosciences	142	209	352	142	235	377
Total segment revenues	$574	$673	$1,247	$579	$724	$1,304

Interventional
Surgery	$289	$94	$383	$287	$92	$379
Peripheral Intervention	269	212	481	264	225	489
Urology and Critical Care	323	77	400	347	78	424
Total segment revenues	$880	$384	$1,264	$898	$395	$1,292

Total Company revenues	$3,108	$2,164	$5,272	$2,906	$2,139	$5,045
(a)    During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.

	Six Months Ended March 31,
(Millions of dollars)	2025			2024
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,381	$860	$2,241	$1,301	$857	$2,159
Medication Management Solutions	1,321	291	1,612	1,203	315	1,518
Pharmaceutical Systems	253	740	993	285	717	1,002
Advanced Patient Monitoring	314	215	528	—	—	—
Total segment revenues	$3,268	$2,107	$5,375	$2,789	$1,890	$4,679

Life Sciences
Specimen Management (a)	$481	$437	$917	$469	$436	$905
Diagnostic Solutions (a)	402	512	914	411	524	935
Biosciences	295	418	713	285	466	752
Total segment revenues	$1,178	$1,367	$2,545	$1,166	$1,426	$2,592

Interventional
Surgery	$591	$187	$778	$568	$181	$748
Peripheral Intervention	522	432	954	498	444	943
Urology and Critical Care	629	160	789	634	156	789
Total segment revenues	$1,742	$779	$2,521	$1,699	$781	$2,480

Total Company revenues	$6,187	$4,253	$10,440	$5,655	$4,096	$9,751
(a)    During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Income Before Income Taxes
Medical (a)	$550	$662	$1,043	$1,197
Life Sciences	377	415	760	787
Interventional	392	388	779	679
Total Segment Operating Income	1,319	1,465	2,582	2,663
Integration, restructuring and transaction expense	(90)	(101)	(182)	(176)
Net interest expense	(146)	(99)	(278)	(176)
Other unallocated items (b)	(720)	(632)	(1,453)	(1,320)
Total Income Before Income Taxes	$363	$633	$669	$991
(a)The amounts for the three and six months ended March 31, 2025 included charges recorded to Cost of products sold of $76 million and $98 million, respectively, to adjust estimated future product remediation costs, and charges of $162 million and $342 million, respectively, due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six-month periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Service cost	$8	$22	$20	$47
Interest cost	28	35	70	74
Expected return on plan assets	(38)	(38)	(93)	(80)
Amortization of prior service credit	—	(1)	—	(2)
Amortization of loss	7	14	17	30
Net pension cost	$5	$33	$13	$69
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
Note 9 – Acquisition
Advanced Patient Monitoring
On September 3, 2024, the Company completed its acquisition of Edwards Lifesciences’ Critical Care product group, which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). Since the acquisition date, financial results for Advanced Patient Monitoring’s product offerings are being reported as a separate organizational unit within the Medical segment. Advanced Patient Monitoring is a global leader in advanced monitoring solutions that expands the Company’s portfolio of smart connected care solutions with its growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement the Company's existing technologies serving operating rooms and intensive care units. The Company funded the transaction with cash on hand, using net proceeds raised through debt issuances in the third quarter of fiscal year 2024 and borrowings under its commercial paper program. The acquisition was accounted for under the acquisition method of accounting for business combinations.
The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed, related to assessing certain assumptions underlying the valuation of intangible assets. The preliminary allocations of the purchase price provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates may be adjusted upon the availability of further information regarding events or circumstances that existed at the acquisition date. Such adjustments may be significant. The fair value of consideration transferred in connection with the acquisition was $3.914 billion. As of March 31, 2025, the assets acquired and the liabilities assumed in this acquisition included developed technology intangible assets of $720 million, customer relationships intangible assets of $656 million and $649 million of other net assets, which are primarily inventory. The goodwill recorded from the excess of the purchase price over the fair value of the acquired net assets was $1.889 billion, which related to synergies expected to be gained from combining operations of the acquiree and acquirer, as well as revenue and cash flow projections associated with future innovative technologies expected to occur. The preliminary estimate of the goodwill that is expected to be deductible for tax purposes is approximately $1.1 billion.
The Company included Advanced Patient Monitoring in its consolidated results of operations beginning on September 3, 2024. The Company’s unaudited pro forma Revenues for the three and six months ended March 31, 2024, giving effect as if Advanced Patient Monitoring had been acquired as of October 1, 2022, were $5.296 billion and $10.253 billion, respectively. The calculation of pro forma Net Income for the three and six months ended March 31, 2024 is not practicable because of complexities associated with its hypothetical calculation.

Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2025, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on reducing complexity, optimizing the Company’s supply chain efficiency, streamlining its global manufacturing footprint, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the six months ended March 31, 2025 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2024	$58	$2	$60
Charged to expense	35	94	129
Cash payments	(41)	(63)	(104)
Non-cash settlements	—	(10)	(10)
Other adjustments	(1)	—	(1)
Balance at March 31, 2025	$51	$23	$74
(a)    Primarily consists of non-employee-related costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and facility exit costs.
Note 11 – Intangible Assets
Intangible assets consisted of:

	March 31, 2025			September 30, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,805	$(8,634)	$7,171	$15,827	$(8,094)	$7,733
Customer relationships	5,515	(3,082)	2,434	5,513	(2,878)	2,635
Patents, trademarks and other	1,224	(711)	513	1,185	(682)	503
Amortized intangible assets	$22,544	$(12,426)	$10,118	$22,525	$(11,654)	$10,871
Unamortized intangible assets
Acquired in-process research and development	$14			$44
Trademarks	2			2
Unamortized intangible assets	$16			$46
Intangible amortization expense was $396 million and $366 million for the three months ended March 31, 2025 and 2024, respectively, and $791 million and $731 million for the six months ended March 31, 2025 and 2024, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2024	$12,832	$904	$12,729	$26,465
Purchase price allocation adjustments	56	—	—	56
Currency translation	(30)	(5)	(42)	(77)
Goodwill as of March 31, 2025	$12,858	$899	$12,687	$26,444

Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at March 31, 2025 and September 30, 2024 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of March 31, 2025 and September 30, 2024 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2025	September 30, 2024
Foreign exchange contracts (a)	Undesignated	$2,264	$4,521
Foreign exchange contracts (b)	Cash flow hedges	641	543
Foreign currency-denominated debt (c)	Net investment hedges	2,959	3,065
Cross-currency swaps (d)	Net investment hedges	1,022	1,366
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the three and six months ended March 31, 2025 and 2024 were immaterial to the Company's consolidated financial results.
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
Net gains or losses resulting from the change in fair value of the foreign exchange contracts designated as cash flow hedges are initially recorded within Other comprehensive income (loss) and reclassified into earnings upon the occurrence of the related underlying third-party transaction. If foreign exchange contracts designated as cash flow hedges are terminated prematurely as a result of the hedged transaction being probable of not occurring, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is immediately reclassified into Revenues or Cost of products sold (depending on whether the hedged item is an intercompany sale or purchase). Net after tax amounts recognized in Other comprehensive income (loss), as well as amounts reclassified from Accumulated other comprehensive income (loss) into earnings, relating to these cash flow hedges during the three and six months ended March 31, 2025 were immaterial. No amounts relating to foreign exchange contracts designated as cash flow hedges were recognized in Other comprehensive income (loss) or reclassified from Accumulated other comprehensive income (loss) during the three and six months ended March 31, 2024. The amounts expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months, are not material to the Company's consolidated financial results.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Foreign currency-denominated debt	$(63)	$4	$81	$(25)
Cross-currency swaps (a)	(19)	21	47	(34)
(a) The amount for the six months ended March 31, 2025 includes a loss, net of tax, of $18 million recognized on terminated cross-currency swaps.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss), net of tax. If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during the three and six months ended March 31, 2024 included a net after-tax gain of $67 million, that was realized upon the Company’s termination of its forward starting interest rate swaps in the second quarter of fiscal year 2024.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and six months ended March 31, 2025 and 2024 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of March 31, 2025 and September 30, 2024 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2025	September 30, 2024
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at March 31, 2025 and September 30, 2024 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at March 31, 2025 and September 30, 2024 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	March 31, 2025	September 30, 2024
Cash and equivalents	$667	$1,717
Restricted cash	80	139
Cash and equivalents and restricted cash	$747	$1,856
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	March 31, 2025	September 30, 2024
Institutional money market accounts (a)	Level 1	$—	$285
Current portion of long-term debt (b)	Level 2	858	1,748
Long-term debt (b)	Level 2	16,538	17,199
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

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Trade receivables transferred to third parties under factoring arrangements	$369	$361	$728	$740

	March 31, 2025	September 30, 2024
Amounts yet to be collected and remitted to the third parties	$345	$254

Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $200 million and $112 million of outstanding payables related to supplier finance programs as of March 31, 2025 and September 30, 2024, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 14 – Income Taxes
Income Tax Expense
The Company’s effective income tax rates were 15.2% and 15.1% for the three months ended March 31, 2025 and 2024, respectively, and were 8.7% and 17.5% for the six months ended March 31, 2025 and 2024, respectively. The decrease in the Company’s effective tax rate for the six months ended March 31, 2025 was largely due to the partial release of the valuation allowance established for a non-U.S. tax credit.

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
We have been experiencing, and may continue to experience, some adverse impact to our results of operations due to market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners. Also, reductions or delays in governmental research funding has caused customers for certain of our instruments to delay or forgo purchases of these products. Higher interest rates could also reduce the demand for capital purchases. Additionally, the future demand for our products and services could also be impacted by deterioration in healthcare systems’ budgets and/or staffing levels.
Additionally, we have experienced, and may continue to experience, temporary shortages in supply of certain materials or components that are used in our products. The stable flow of global transport is critical to our operations and as such, events affecting the flow of logistics around the globe may adversely impact our supply chain and distribution channels. In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations. Also, tariffs, sanctions or other trade barriers imposed by the United States or against the United States from other countries, including those relating to China, Mexico, countries within EMEA, and other countries in which we do business, could adversely impact our supply chain costs, results of operations and our financial condition. In the longer term, the adverse impacts from tariffs to our results of operations within certain markets may negatively impact our ability to continue operating in those markets, particularly in China. Based upon the latest published tariffs in effect as of April 30, 2025, we currently expect an estimated impact of $90 million from tariffs to our fiscal year 2025 operating expense, primarily relating to China and any products (or components) imported from countries across our global supply chain which have no exemption opportunities. We continue to monitor international trade policy-related developments to assess their potential impacts to our operations. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain.
For additional information on risk factors that may impact our business, results of operations, financial condition and cash flows, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended December 31, 2024, and Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K (the “2024 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2025, worldwide revenues of $5.272 billion increased 4.5% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	1.0%
Pricing	(0.1)%
Foreign currency impact	(1.5)%
Acquisition of Advanced Patient Monitoring	5.1%
Increase in revenues from the prior-year period	4.5%
(a) Volume/other includes revenues attributable to products, services and licensing.
Cash flows from continuing operating activities were $857 million in the first six months of fiscal year 2025. At March 31, 2025, we had $764 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2025, we paid cash dividends to common shareholders of $600 million.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The second quarter fiscal year 2025 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,117	$1,107	0.9%	(1.9)%	2.8%
Medication Management Solutions	811	772	5.1%	(0.8)%	5.9%
Pharmaceutical Systems	575	570	0.9%	(1.3)%	2.2%
Advanced Patient Monitoring	257	—	NM	NM	NM
Total Medical Revenues	$2,760	$2,449	12.7%	(1.6)%	14.3%
"NM" denotes that the percentage change is not meaningful.
The Medical segment’s revenue growth in the second quarter of 2025 primarily reflected the following:
•Volume growth attributable to the Medication Delivery Solutions unit’s Vascular Access Management portfolio, as well as strong U.S. sales of the unit’s hypodermic products, partially offset by an expected VoBP impact in China.
•Growth in the Medication Management Solutions unit driven by double-digit growth in sales of infusion systems, partially offset by the timing of dispensing installations within the current fiscal year.
•Growth in the Pharmaceutical Systems unit due to increased demand for prefillable solutions in the biologic drug category, partially offset by lower market demand for anticoagulant products.
•Overall Medical segment revenue growth also reflected sales in the Advanced Patient Monitoring unit, which we acquired during the fourth quarter of fiscal year 2024.
Medical segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$5,375	$4,679	14.9%	(0.7)%	15.6%

Medical segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Medical segment income	$550	$662	$1,043	$1,197

Segment income as % of Medical revenues	19.9%	27.0%	19.4%	25.6%
The Medical segment's operating income as a percentage of revenues in the second quarter of 2025 compared with the second quarter of 2024 reflected the following:
•Lower gross profit margin in the second quarter of 2025 compared with the second quarter of 2024, which primarily reflected:
◦An unfavorable impact of $162 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date and higher amortization of intangible assets attributable to the Advanced Patient Monitoring unit, as well as a charge of $76 million to adjust future costs estimated for product remediation efforts within the Medication Management Solutions unit; partially offset by
◦Lower manufacturing costs, which resulted from continuous improvement projects and other productivity initiatives and favorable product mix which was attributable to the Advanced Patient Monitoring unit’s products.

•Higher selling and administrative expense as a percentage of revenues in the second quarter of 2025 compared with the second quarter of 2024 primarily reflected costs attributable to the Advanced Patient Monitoring unit.
•Research and development expense as a percentage of revenues in the second quarter of 2025 was flat compared with the second quarter of 2024 which primarily reflected costs attributable to the Advanced Patient Monitoring unit, offset by the timing of project spending.
Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Specimen Management (a)	456	458	(0.6)%	(2.0)%	1.4%
Diagnostic Solutions (a)	440	468	(6.1)%	(2.0)%	(4.1)%
Biosciences	352	377	(6.6)%	(1.8)%	(4.8)%
Total Life Sciences Revenues	$1,247	$1,304	(4.3)%	(1.9)%	(2.4)%
(a)     During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
The Life Sciences segment’s revenues in the second quarter of 2025 primarily reflected the following:
•Growth driven by U.S. sales of the Specimen Management unit’s BD VacutainerTM portfolio, partially offset by a decline in China.
•A decline in the Diagnostic Solutions unit’s BACTECTM blood culture products which was driven by customers’ slow return to prior utilization levels following the resolution of a supply disruption, partially offset by double-digit growth in sales of BD MAXTM IVD.
•A decline in the Biosciences unit driven by lower instrument demand globally, particularly in the government and academic sectors impacted by research funding levels, partially offset by continued growth attributable to research reagents.
Life Sciences segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,545	$2,592	(1.8)%	(0.9)%	(0.9)%

Life Sciences segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Life Sciences segment income	$377	$415	$760	$787

Segment income as % of Life Sciences revenues	30.2%	31.8%	29.9%	30.4%

The Life Sciences segment's operating income as a percentage of revenues in the second quarter of 2025 compared with the second quarter of 2024 primarily reflected the following:
•Gross profit margin in the second quarter of 2025 was flat compared with the second quarter of 2024, which primarily reflected lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives, offset by higher labor costs and unfavorable foreign currency translation.

•Selling and administrative expense as a percentage of revenues in the second quarter of 2025 was higher compared with the second quarter of 2024 which primarily reflected higher selling, as well as administrative costs, in the current-year period.
•Higher research and development expense as a percentage of revenues in the second quarter of 2025 compared with the second quarter of 2024, which primarily reflected the timing of project spending.
Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Surgery	$383	$379	1.0%	(0.9)%	1.9%
Peripheral Intervention	481	489	(1.5)%	(1.6)%	0.1%
Urology and Critical Care	400	424	(5.8)%	(0.7)%	(5.1)%
Total Interventional Revenues	$1,264	$1,292	(2.2)%	(1.1)%	(1.1)%
The Interventional segment’s revenues in the second quarter of 2025 primarily reflected the following:
•Double-digit growth in the Surgery unit’s sales of the PhasixTM hernia resorbable scaffolds, as well as strong growth in sales of biosurgery products, partially offset by pricing adjustments for legacy hernia products in the United States.
•Strong U.S. sales across all the Peripheral Intervention unit’s platforms, offset by a decline in China, as well as an unfavorable comparison to a prior-period benefit from licensing revenue.
•A decline in the Urology and Critical Care unit reflected an unfavorable comparison to a prior-period benefit from licensing revenue, partially offset by continued double-digit growth in sales of PureWickTM offerings.
Interventional segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,521	$2,480	1.6%	(0.5)%	2.1%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Interventional segment income	$392	$388	$779	$679

Segment income as % of Interventional revenues	31.0%	30.0%	30.9%	27.4%

The Interventional segment's operating income as a percentage of revenues in the second quarter of 2025 compared with the second quarter of 2024 reflected the following:
•Higher gross profit margin in the second quarter of 2025 compared with the second quarter of 2024, which primarily reflected favorable manufacturing variances and lower manufacturing costs that resulted from continuous improvement projects and other productivity initiatives, partially offset by an unfavorable comparison to the prior-period benefits from licensing revenue noted above.
•Selling and administrative expense as percentages of revenues in the second quarter of 2025 was flat compared with the second quarter of 2024, which primarily reflected higher revenues, offset by lower selling costs
•Higher research and development expense as a percentage of revenues in the second quarter of 2025 compared with the second quarter of 2024 primarily reflected the timing of project spending.

Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
United States	$3,108	$2,906	7.0%	—%	7.0%
International	2,164	2,139	1.2%	(3.6)%	4.8%
Total Revenues	$5,272	$5,045	4.5%	(1.5)%	6.0%

U.S. revenue growth in the second quarter of 2025 was primarily driven by the acquired Advanced Patient Monitoring unit’s sales, as well as strong sales in the Medical segment’s Medication Management Solutions and Medication Delivery Solutions units. U.S. revenue growth in the second quarter of 2025 was partially offset by a decline in the Interventional segment’s Urology and Critical Care unit, as further discussed above.
International revenue growth in the second quarter of 2025 was primarily driven by the acquired Advanced Patient Monitoring unit’s sales and growth in the Medical segment’s Pharmaceutical Systems unit. International revenue growth in the second quarter of 2025 was partially offset by a decline in the Life Sciences segment’s Biosciences unit, as further discussed above. Current-period revenues in emerging markets primarily reflected strong sales in Latin America and in certain countries within Greater Asia, partially offset by a decline in China driven by unfavorable market dynamics, as further discussed above:

	Three months ended March 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$738	$753	(2.0)%	(3.4)%	1.4%
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2025 and 2024 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Restructuring costs (a)	$63	$98	$129	$167
Integration costs (a)	26	4	50	9
Transaction costs (b)	1	—	4	—
Separation-related items (c)	10	4	10	7
Purchase accounting adjustments (d)	551	362	1,121	724
European regulatory initiative-related costs (e)	—	24	—	47
Product, litigation, and other items (f)	138	(19)	240	(5)
Total specified items	790	472	1,554	947
Less: tax impact of specified items and other tax related	133	88	204	64
After-tax impact of specified items	$657	$384	$1,350	$883
(a)Represents amounts associated with restructuring and integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense associated with the Advanced Patient Monitoring acquisition.
(c)Represents costs recorded to Other operating expense (income), net and incurred in connection with the planned separation of BD’s Biosciences and Diagnostic Solutions business and the fiscal year 2022 separation of BD's former Diabetes Care business.

(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amounts in the three and six-month periods of 2025 include $162 million and $342 million, respectively, due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
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
(f)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts in the three and six-month periods of 2025 included charges within Cost of products sold of $76 million and $98 million, respectively, to adjust future costs estimated for product remediation efforts, as well as charges of approximately $32 million and $60 million, respectively, which were recorded to Other operating expense (income), net, and related to various legal matters. Additional disclosures regarding our legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements. The amount in the six-month period of 2025 additionally included a non-cash $30 million charge recorded within Research and development expense to write down certain assets in the Life Sciences segment.

Gross Profit Margin
The comparison of gross profit margin for the three and six-month periods of fiscal years 2025 and 2024 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2024 gross profit margin %	45.7%	44.4%
Impact of purchase accounting adjustments and other specified items	(4.7)%	(4.0)%
Operating performance	2.1%	2.7%
Foreign currency impact	(0.3)%	(0.1)%
March 31, 2025 gross profit margin %	42.8%	43.0%
The unfavorable impacts on gross margin for the three and six-month periods of 2025 from specified items reflect amortization of intangibles attributable to the Advanced Patient Monitoring acquisition and impacts of $162 million and $342 million, respectively, resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date. The impacts from specified items in the three and six-month periods of 2025 periods also included charges of $76 million and $98 million, respectively, recorded in the Medical segment to adjust the estimate of future product remediation costs, as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Operating performance in the three and six-month periods of 2025 compared with the prior-year periods primarily reflected lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives, partially offset by higher labor costs.

Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2025 and 2024 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2025	2024		2025	2024
(Millions of dollars)
Selling and administrative expense	$1,273	$1,193		$2,592	$2,406
% of revenues	24.2%	23.6%	60	24.8%	24.7%	10

Research and development expense	$302	$299		$646	$589
% of revenues	5.7%	5.9%	(20)	6.2%	6.0%	20

Integration, restructuring and transaction expense	$90	$101		$182	$176

Other operating expense (income), net	$45	$(23)		$73	$(12)
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and six-month periods of 2025 was higher compared with the prior-year periods, which primarily reflected higher revenues, partially offset by higher selling costs in the current-year periods.
Research and development expense
Lower research and development expense as a percentage of revenues in the three-month period of 2025 primarily reflected the timing of project spending. Higher research and development expense as a percentage of revenues in the six-month period of 2025 primarily reflected a $30 million write-down of certain assets in the Life Sciences segment.
Integration, restructuring and transaction expense
The amounts in the three and six-month periods of 2025 and 2024 included restructuring costs related to simplification and other cost-saving initiatives. The amounts in the three and six-month periods of 2025 additionally included restructuring, integration and transaction costs relating to our acquisition of the Advanced Patient Monitoring unit. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense (income), net
The amount in the three and six-month periods of 2025 largely represented charges relating to legal matters. Additional disclosures regarding legislative and legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2025 and 2024 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2025	2024	2025	2024
Interest expense	$(151)	$(125)	$(306)	$(236)
Interest income	5	26	28	60
Net interest expense	$(146)	$(99)	$(278)	$(176)
Higher interest expense for the three and six-month periods of fiscal year 2025 compared with the prior-year periods primarily reflected higher total debt outstanding at March 31, 2025 compared with March 31, 2024. The higher debt level in the current-year periods reflected debt issued during fiscal year 2024 to fund the cash consideration payable upon our acquisition of Advanced Patient Monitoring.

Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2025 and 2024 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Effective income tax rate	15.2%	15.1%	8.7%	17.5%

Impact, in basis points, from specified items	(110)	(150)	(310)	530

The effective income tax rate for the six-month period of fiscal year 2025 compared with the prior-year period primarily reflected the impact of a favorable discrete item on the current-period rate as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements.
Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three and six-month periods of fiscal years 2025 and 2024 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net Income (Millions of dollars)	$308	$537	$611	$818
Diluted Earnings per Share	$1.07	$1.85	$2.11	$2.81

Unfavorable impact-specified items	$(2.28)	$(1.32)	$(4.67)	$(3.03)
Unfavorable impact-foreign currency translation	$(0.05)		$(0.04)
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2025	2024
Net cash provided by (used for):
Operating activities	$857	$1,369
Investing activities	$12	$(1,289)
Financing activities	$(1,967)	$843

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first six months of fiscal year 2025 were largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory, as well as lower levels of accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses reflected our payment of $175 million relating to the SEC investigation as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Cash flows from operating activities in the first six months of fiscal year 2024 were largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, partially offset by lower levels of inventory. Cash flows from operating activities in 2024 additionally reflected a discretionary cash contribution of $150 million to fund our pension obligation.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Cash flows from investing activities in the first six months of fiscal year 2025 included capital expenditure-related outflows of $234 million, compared with $250 million in the prior-year period. Current-period cash flows from investing activities also included a $413 million inflow attributable to the maturity of time deposits, compared with a $815 million outflow in the prior-year period attributable to net purchases of investments, primarily in time deposits.
Net Cash Flows from Financing Activities
Net cash flows from financing activities in the first six months of fiscal years 2025 and 2024 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2025	2024
Cash inflow (outflow)
Change in short-term debt	$340	$—
Proceeds from long-term debt	$—	$1,972
Payments of debt	$(876)	$—
Repurchases of common stock	$(750)	$(500)
Dividends paid	$(600)	$(550)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2025	September 30, 2024
Total debt	$19,270	$20,110

Weighted average cost of total debt	3.2%	3.4%
Total debt as a percentage of total capital*	42.7%	42.9%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At March 31, 2025, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $764 million and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2027. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to one additional one-year period, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2025.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of March 31, 2025.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $740 million of commercial paper borrowings outstanding as of March 31, 2025. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at March 31, 2025 were unchanged compared with our ratings at September 30, 2024.
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
Following an inspection that began in March 2020 of our Medication Management Systems’ Infusion quality management system operating out of the site in San Diego, California (CareFusion 303, Inc.), the FDA issued a Form 483 Notice (the “2020 Form 483 Notice”) that contained a number of observations regarding the quality system’s compliance with FDA’s Quality System, reporting of corrections and removals, and MDR regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of the corrective actions to address the 2020 Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions, design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan (“CAP”) and has retained an independent expert to conduct periodic audits of the quality management system operating at the CareFusion 303, Inc. infusion pump facilities through 2025. CareFusion 303, Inc. has and will continue to update its CAP to address any observations that may arise during the course of these audits.
In addition, CareFusion 303, Inc. received an additional Form 483 Notice in May 2024 following an FDA inspection (“2024 Form 483 Notice”) that contained observations related to the site’s compliance with the FDA’s quality system regulations (“QSR”) for its Infusion quality management system (covered by the Consent Decree) and QSR and MDR regulation for its separate Dispensing quality management system (which is not subject of the Consent Decree). On November 22, 2024, BD received a Warning Letter from the FDA, which is limited to CareFusion 303, Inc.’s Dispensing quality management system and BD PyxisTM products (“Dispensing Warning Letter”). See “— FDA Warning Letters” below for further information.
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
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of March 31, 2025, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enables both remediation and a return to market for the BD Alaris™ Infusion System. This clearance covers updated hardware features for Point-of-Care Unit (“PCU”), large volume pumps, syringe pumps, patient-controlled analgesia (“PCA”) pumps, respiratory monitoring and auto-identification modules. It also covers a new BD Alaris™ Infusion System software version with enhanced cybersecurity, along with interoperability features that enable smart, connected care with electronic medical record systems. To address all open recalls and ensure all devices at customer sites are running the most recent version of the BD Alaris™ Infusion System Software, all of the legacy BD Alaris™ Infusion System devices in the U.S. market will be remediated or replaced with the updated 510(k) cleared version over the next several years.
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of March 31, 2025, BD has received eight FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended December 31, 2024, Item 1A. Risk Factors in our 2024 Annual Report, and our subsequent Quarterly Reports on Form 10-Q.
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, including volatility resulting from the imposition of and changing policies around tariffs, import or export licensing requirements, other governmental restrictions such as trade sanctions, and changes to international trade agreements, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt our transportation networks or other aspects of our supply chain, impair our ability to produce our products, or increase borrowing costs.
•The impact of inflation, tariffs, and disruptions in our global supply chain on BD and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints, disruptions and delays, product shortages, energy shortages or increased energy costs, labor shortages or disputes, and increased operating and labor costs.
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
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms, such as the implementation of a global minimum tax, that could adversely impact multinational corporations), and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, including tariffs imposed by the U.S. government and responsive countermeasures by non-U.S.governments, sanctions or other trade barriers imposed by the U.S. or other countries, including those relating to China, Mexico, countries within EMEA and other countries and regions in which we do business, could adversely impact demand for our products and services, our supply chain costs or otherwise adversely impact our results of operations and future growth. The ultimate impact of any existing or new tariffs is subject to a number of factors including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and the availability of any mitigating actions.
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the implementation of similar cost-containment efforts.
•Product efficacy or safety concerns, changes to the labeled use of our products, non-compliance with applicable regulatory requirements regarding our products (such as non-compliance of our products with marketing authorization or registration requirements resulting from modifications to such products, or other factors, including, but not limited to, with respect to BD Alaris™ System and infusion sets, BD VacutainerTM and BD PyxisTM products) resulting in product recalls, lost revenue or other actions being taken with respect to products in the field or the ability to continue selling new products to customers (including restrictions on future product clearances and civil penalties), product liability or other claims and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
•Policy and regulatory changes implemented by the U.S. federal government, including the elimination, downsizing and reduced funding of certain government agencies and programs as well as changes in the policy positions of such agencies, including the FDA, may affect the approach of agencies with which we typically engage and make regulatory approval processes and ongoing compliance with all applicable rules and regulations more challenging.
•Deficit reduction efforts, policy changes, or other actions that reduce or freeze the availability of government funding for healthcare and research, which could weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting. On September 3, 2024, BD completed the acquisition of Edwards Lifesciences’ Critical Care product group, which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). In our 2024 Annual Report on Form 10-K, we excluded Advanced Patient Monitoring from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Advanced Patient Monitoring. We will incorporate Advanced Patient Monitoring into our annual assessment of internal control over financial reporting for our fiscal year ending September 30, 2025.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2024 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2024 Annual Report or our subsequent Quarterly Reports on Form 10-Q, other than as set forth below:

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
Specifically, recently enacted tariffs by the U.S. government (and countermeasures by non-U.S. governments) may result in adverse impacts to the global economic environment and the stability of the global financial markets, which could significantly reduce global trade and, in particular, trade between the impacted countries. The tariffs, sanctions or other trade barriers imposed by the U.S. or against the U.S. from other countries could adversely impact our supply chain costs or availability of certain components and our business operations, financial condition or results of operations. In the longer-term, the adverse impacts from tariffs to our results of operations within certain markets may negatively impact our ability to continue operating in those markets, particularly in China. The ultimate impact of any existing or new tariffs on our business, results of operations, financial condition and cash flows is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain.
Additionally, a number of other factors, including U.S. relations with or among the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions, export controls, restrictions on the ability to transfer capital across borders, other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets. In addition to these broader market conditions, our operations may also be impacted by a variety of local factors, such as competition from local companies, local product preferences and requirements, changes in local healthcare payment systems and healthcare delivery systems, changes resulting from new political administrations, and labor force instability.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2025.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2025	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2025 (3)	620,347	$230.37	619,071	13,426,039
February 1 – 28, 2025	344	244.13	—	13,426,039
March 1 – 31, 2025	—	—	—	13,426,039
Total	620,691	$230.38	619,071	13,426,039
(1)Includes 1,620 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Includes 3,426,039 shares under a repurchase program authorized by the Board of Directors on November 3, 2021, and 10 million shares under a repurchase program authorized by the Board of Directors on January 28, 2025. There is no expiration date for either program.
(3)Shares purchased includes 619,071 shares received upon final settlement of a $750 million accelerated share repurchase (“ASR”) agreement, which was executed in December 2024. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreement. Additional disclosures regarding this transaction are provided in Note 3 of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, certain of our officers adopted “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.
On February 7, 2025, Christopher DelOrefice, Executive Vice President and Chief Financial Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. DelOrefice’s plan is for (i) the exercise of up to 2,391 stock appreciation rights at various exercise prices, net of shares withheld to satisfy applicable taxes and (ii) the sale of up to 6,000 shares of BD’s common stock. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 11, 2026.
On February 7, 2025, Michael Feld, Executive Vice President and President, Life Sciences Segment of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Feld’s plan is for the sale of up to 1,367 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and August 20, 2026.
On February 12, 2025, Shana Neal, Executive Vice President and Chief People Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Neal’s plan is for (i) the sale of up to 3,834 shares of BD’s common stock and (ii) the sale of up to 1,300 shares of BD’s common stock upon the vesting of TVUs. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 15, 2026.
During the three months ended March 31, 2025, none of our officers or directors adopted, terminated or modified any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6.    Exhibits

10(a)	Performance Incentive Plan, as amended and restated April 29, 2025.*

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: May 1, 2025

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Pamela L. Spikner
Pamela L. Spikner
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)