Form 10-Q
period 2025-06-30
BECTON DICKINSON & CO
filed 2025-08-07
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 286,627,469 shares of Common Stock, $1.00 par value, outstanding at June 30, 2025.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2025

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,509	$4,990	$15,949	$14,741
Cost of products sold	2,875	2,683	8,823	8,103
Selling and administrative expense	1,320	1,196	3,912	3,601
Research and development expense	297	299	943	888
Integration, restructuring and transaction expense	97	112	279	288
Other operating expense, net	38	98	111	86
Total Operating Costs and Expenses	4,627	4,388	14,067	12,966
Operating Income	882	602	1,882	1,775
Interest expense	(152)	(137)	(458)	(373)
Interest income	5	48	33	108
Other expense, net	(33)	(13)	(86)	(19)
Income Before Income Taxes	703	500	1,371	1,491
Income tax provision	129	13	186	186
Net Income	$574	$487	$1,185	$1,305

Basic Earnings per Share	$2.00	$1.68	$4.11	$4.50
Diluted Earnings per Share	$2.00	$1.68	$4.10	$4.49

Dividends per Common Share	$1.04	$0.95	$3.12	$2.85
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Income	$574	$487	$1,185	$1,305
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(114)	(53)	(116)	(54)
Defined benefit pension and postretirement plans	8	12	24	35
Cash flow hedges	8	(2)	10	(12)
Unrealized gain (loss) on available-for-sale debt securities	1	—	1	(1)
Other Comprehensive Loss, Net of Tax	(97)	(44)	(82)	(32)
Comprehensive Income	$477	$443	$1,103	$1,274
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	June 30, 2025	September 30, 2024
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$735	$1,717
Restricted cash	62	139
Short-term investments	22	445
Trade receivables, net	2,943	3,033
Inventories:
Materials	920	803
Work in process	512	443
Finished products	2,518	2,597
	3,949	3,843
Prepaid expenses and other	1,285	1,292
Total Current Assets	8,997	10,468
Property, Plant and Equipment	14,854	14,378
Less allowances for depreciation and amortization	8,036	7,557
Property, Plant and Equipment, Net	6,818	6,821
Goodwill	26,597	26,465
Developed Technology, Net	6,928	7,733
Customer Relationships, Net	2,334	2,635
Other Intangibles, Net	526	549
Other Assets	2,702	2,615
Total Assets	$54,902	$57,286
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,810	$2,170
Payables, accrued expenses and other current liabilities	6,350	6,786
Total Current Liabilities	8,160	8,956
Long-Term Debt	17,531	17,940
Long-Term Employee Benefit Obligations	908	942
Deferred Income Taxes and Other Liabilities	2,831	3,558
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in June 30, 2025 and September 30, 2024	371	371
Capital in excess of par value	20,024	19,893
Retained earnings	16,426	16,139
Deferred compensation	26	25
Treasury stock	(9,561)	(8,807)
Accumulated other comprehensive loss	(1,813)	(1,732)
Total Shareholders’ Equity	25,472	25,890
Total Liabilities and Shareholders’ Equity	$54,902	$57,286

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Operating Activities
Net income	$1,185	$1,305
Adjustments to net income to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,833	1,700
Share-based compensation	203	196
Deferred income taxes	(255)	(299)
Change in operating assets and liabilities	(1,050)	(197)
Pension obligation	23	(85)
Other, net	137	45
Net Cash Provided by Continuing Operating Activities	2,076	2,666
Investing Activities
Capital expenditures	(408)	(429)
Maturities and sales (purchases) of investments, net	408	(830)
Other, net	(324)	(318)
Net Cash Used for Investing Activities	(324)	(1,577)
Financing Activities
Change in short-term debt	133	—
Proceeds from long-term debt	—	4,517
Payments of debt	(1,209)	(1,142)
Repurchases of common stock	(750)	(500)
Dividends paid	(899)	(825)
Other, net	(83)	(88)
Net Cash (Used for) Provided by Financing Activities	(2,808)	1,963
Discontinued Operations
Net cash used for operating activities of discontinued operations	—	(46)
Effect of exchange rate changes on cash and equivalents and restricted cash	(2)	—
Net (decrease) increase in cash and equivalents and restricted cash	(1,058)	3,006
Opening Cash and Equivalents and Restricted Cash	1,856	1,481
Closing Cash and Equivalents and Restricted Cash	$798	$4,487
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Proposed combination of Biosciences and Diagnostic Solutions business with Waters
On July 13, 2025, the Company entered into a definitive agreement to combine its Biosciences and Diagnostic Solutions business with Waters Corporation (“Waters”) in a transaction that is expected to create an innovative life science and diagnostics leader focused on regulated, high-volume testing.
The transaction is structured as a Reverse Morris Trust, where the BD Biosciences and Diagnostic Solutions business will be spun-off to BD shareholders and simultaneously merged with a wholly owned subsidiary of Waters. BD's shareholders are expected to own approximately 39.2% of the combined company, and existing Waters shareholders are expected to own approximately 60.8% of the combined company. In connection with the transaction, BD will receive a cash distribution of approximately $4 billion prior to completion of the combination, subject to adjustment for cash, working capital, and indebtedness. The transaction is expected to be generally tax-free for U.S. federal income tax purposes to BD and BD's shareholders. Waters is expected to assume approximately $4 billion of incremental debt. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters shareholder approval, compliance with applicable U.S. Securities and Exchange Commission (“SEC”) requirements, and satisfaction of other customary closing conditions.
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
In December 2023, the FASB issued an accounting standard update that requires more disaggregated information to be included annually in the income tax rate reconciliation and income taxes paid disclosures. This update is effective for the Company beginning in its fiscal year 2026 and the Company is currently evaluating the impact that this update will have on its disclosures.
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2025 and 2024 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	303	—	—	—
Common dividends ($1.04 per share)	—	—	(302)	—	—	—
Issuance of shares under employee and other plans, net	—	(65)	—	—	679	(12)
Share-based compensation	—	90	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(8)	—
Repurchase of common stock	—	(150)	—	—	(2,637)	(606)
Balance at December 31, 2024	$371	$19,768	$16,141	$25	(83,459)	$(9,425)
Net income	—	—	308	—	—	—
Common dividends ($1.04 per share)	—	—	(298)	—	—	—
Issuance of shares under employee and other plans, net	—	(6)	—	1	78	13
Share-based compensation	—	59	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	13	—
Repurchase of common stock	—	150	—	—	(619)	(150)
Balance at March 31, 2025	$371	$19,971	$16,150	$26	(83,987)	$(9,561)
Net income	—	—	574	—	—	—
Common dividends ($1.04 per share)	—	—	(299)	—	—	—
Issuance of shares under employee and other plans, net	—	(2)	—	(1)	18	—
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	2	—
Balance at June 30, 2025	$371	$20,024	$16,426	$26	(83,967)	$(9,561)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	281	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(62)	—	—	647	(20)
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(19)	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at December 31, 2023	$371	$19,741	$15,540	$24	(81,692)	$(8,828)
Net income	—	—	537	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(5)	—	2	72	17
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	32	—
Balance at March 31, 2024	$371	$19,795	$15,802	$26	(81,588)	$(8,811)
Net income	—	—	487	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(2)	—	(4)	26	4
Share-based compensation	—	54	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	10	—
Balance at June 30, 2024	$371	$19,847	$16,015	$22	(81,552)	$(8,807)
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

The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares of BD common stock, for which there is no expiration date. On January 28, 2025, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock, for which there is also no expiration date. As of June 30, 2025, 13 million shares remained unused under these programs.
The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2025 and 2024 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive income before reclassifications, net of taxes	49	46	—	3	—
Amounts reclassified into income, net of taxes	6	—	8	(2)	—
Balance at December 31, 2024	$(1,676)	$(1,199)	$(549)	$72	$(1)
Other comprehensive loss before reclassifications, net of taxes	(47)	(48)	—	—	—
Amounts reclassified into income, net of taxes	7	—	8	—	—
Balance at March 31, 2025	$(1,716)	$(1,246)	$(541)	$72	$(1)
Other comprehensive (loss) income before reclassifications, net of taxes	(109)	(114)	—	4	1
Amounts reclassified into income, net of taxes	12	—	8	4	—
Balance at June 30, 2025	$(1,813)	$(1,360)	$(533)	$80	$—

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive income (loss) before reclassifications, net of taxes	21	40	—	(19)	—
Amounts reclassified into income, net of taxes	12	—	12	1	—
Balance at December 31, 2023	$(1,515)	$(1,038)	$(559)	$84	$—
Other comprehensive (loss) income before reclassifications, net of taxes	(31)	(41)	—	9	(1)
Amounts reclassified into income, net of taxes	11	—	12	(1)	—
Balance at March 31, 2024	$(1,535)	$(1,079)	$(548)	$93	$(1)
Other comprehensive loss before reclassifications, net of taxes	(53)	(53)	—	—	—
Amounts reclassified into income, net of taxes	9	—	12	(2)	—
Balance at June 30, 2024	$(1,579)	$(1,132)	$(536)	$90	$(1)
The amounts of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2025 and 2024 included net (losses) gains relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2025 primarily related to foreign exchange contracts. The amounts recognized in other comprehensive income relating to cash flow hedges during the nine months ended June 30, 2024 primarily related to forward starting interest rate swaps, which were terminated in the second quarter of fiscal year 2024. Additional disclosures regarding the Company's derivatives are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and nine months ended June 30, 2025 and 2024 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Average common shares outstanding	287,170	289,562	287,997	289,815
Dilutive share equivalents from share-based plans	53	691	696	1,042
Average common and common equivalent shares outstanding – assuming dilution	287,223	290,253	288,693	290,857

Share equivalents excluded from the diluted shares outstanding calculation:
Share-based plans (a)	4,284	2,817	4,156	1,130
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
Product Liability Matters
As of June 30, 2025, the Company is defending approximately 6,845 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2024 were approximately 6,610 following the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s existing hernia litigation. The majority of the claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters. There are no trials currently scheduled.
The Company also continues to be a defendant in certain other mass tort litigation. As of June 30, 2025, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.

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
Other Matters
On November 2, 2020, a putative shareholder derivative action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, derivatively on behalf of the Company, against certain of the Company’s directors and officers. The complaint asserts claims for breach of fiduciary duty; violations of sections 10(b), 14(a) and 21D of the Exchange Act, and insider trading. The complaint principally alleges that the Company made misleading statements regarding AlarisTM infusion pumps in a proxy statement and other SEC filings. A second federal derivative action was filed on January 24, 2021, and the two actions were consolidated and stayed. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the derivative actions, and demanded, among other things, that the Board of Directors pursue claims against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands, communicating its determination to counsel for the shareholders. On January 10, 2023, one of the two shareholders referenced above filed a separate derivative action that: (i) is generally consistent with the shareholder letter and the two prior actions; and (ii) purports to challenge the reasonableness of the special committee’s process and determination. That action was also stayed. Following entry of a stipulated scheduling order for an amended complaint and motion to dismiss the consolidated federal action, the case schedule was adjourned without date pending mediation. On September 10, 2024, the Company received an additional substantially identical shareholder demand letter and on September 26, 2024, that shareholder filed a second substantially identical state court derivative action. In November 2024, the Company entered into an agreement in principle to resolve this matter for $9 million. On June 9, 2025, the court issued its order preliminarily approving the settlement and setting the final approval hearing for August 11, 2025.
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
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of June 30, 2025, the Company has approximately 390 of such suits involving approximately 400 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
On May 2, 2025, the compensatory phase of the first trial in these cases resulted in the jury awarding the plaintiff $20 million in compensatory damages with the matter proceeding to a punitive phase. On May 6, 2025, the jury made a punitive damages finding in the amount of $50 million, which was set aside by the court as the judge declared a mistrial as to this phase of the trial. The mistrial was declared because the jury was not unanimous regarding the issue of specific intent to cause harm, which is required in a case like this for a punitive damages award above a $250,000 cap. After declaring a mistrial in the punitive phase, the court asked for briefing as to potential broader ramifications of that declaration, including as the Company contends, whether a mistrial was warranted as to the case in its entirety (not just the punitive phase). The Court has not yet ruled on the briefing. At this time, no judgment has been entered in the case, which is still pending. No amounts have been accrued with respect to this individual case because: 1) there is no judgment; 2) there is sufficient ambiguity as to whether a judgment will be entered; and 3) even if one is entered, there are a multitude of strong appellate issues such that a loss for this case is not probable or estimable at this time.
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
In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Company’s liability recorded for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities was $114 million as of June 30, 2025, which reflected net adjustments of $98 million recorded in the nine months ended June 30, 2025 to increase the liability. Since receipt of the Warning Letter, the Company has continued to assess, based upon currently available information, the resources that will be required to address the non-conformities cited in the Warning Letter while optimizing the customer experience and ensuring the Company’s remediation plans can be fully executed within its planned timelines. Accordingly, the charges recorded during fiscal year 2025 are attributable to additional resources that were determined, based upon information that became available during the fiscal year, to be necessary to execute the Company’s remediation plans. The Company submitted a comprehensive response to address FDA’s feedback in the Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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
Accruals for the Company's product liability claims, which are discussed above, as well as the related legal defense costs, amounted to approximately $1.5 billion and $1.7 billion at June 30, 2025 and September 30, 2024, respectively. These accruals are recorded within Payables, accrued expenses and other current liabilities and Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of June 30, 2025, as compared with September 30, 2024, primarily reflected reductions due to the payment of settlements and legal fees. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia report device claims has generally diminished over time. Amounts payable pursuant to the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s hernia litigation are included within the Company's current product liability accrual and will be paid out over a multi-year period. Claim activity during the first three quarters of fiscal year 2025 relating to the product liability matters did not materially impact the Company’s product liability accrual as of June 30, 2025.
The particular outcome in any one trial is typically not representative of potential outcomes of all cases or claims. Because any accrual already contemplates a wide range of possible outcomes, including those with a de minimis value, individual outcomes generally do not impact the value of other cases in the total case inventory or the overall product liability accrual.
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
The Company's gross revenues are subject to a variety of deductions, which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Payables, accrued expenses and other current liabilities, depending on the form of settlement and were $825 million and $749 million at June 30, 2025 and September 30, 2024, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $492 million and $482 million as of June 30, 2025 and September 30, 2024, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.5 billion at June 30, 2025. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.3 billion at June 30, 2025. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended June 30,
(Millions of dollars)	2025			2024
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$680	$452	$1,132	$670	$453	$1,123
Medication Management Solutions	709	179	888	680	160	840
Pharmaceutical Systems	178	451	629	158	437	594
Advanced Patient Monitoring	176	102	278	—	—	—
Total segment revenues	$1,743	$1,184	$2,927	$1,508	$1,050	$2,558

Life Sciences
Specimen Management (a)	$240	$230	$470	$239	$228	$467
Diagnostic Solutions (a)	154	271	425	167	263	429
Biosciences	145	213	358	141	222	363
Total segment revenues	$539	$714	$1,254	$546	$714	$1,260

Interventional
Surgery	$294	$101	$395	$283	$93	$376
Peripheral Intervention	271	241	512	263	225	488
Urology and Critical Care	334	88	422	297	78	375
Total segment revenues	$898	$430	$1,328	$844	$396	$1,240

Other (b)	$—	$—	$—	$(6)	$(62)	$(67)

Total Company revenues	$3,181	$2,328	$5,509	$2,891	$2,098	$4,990
(a)    During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
(b)    Represents the recognition of accruals related to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to fiscal year 2024. Such amounts were not allocated to the Company’s reportable segments and these matters are further discussed in Note 5.

	Nine Months Ended June 30,
(Millions of dollars)	2025			2024
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$2,060	$1,313	$3,373	$1,971	$1,310	$3,282
Medication Management Solutions	2,030	470	2,500	1,883	475	2,359
Pharmaceutical Systems	431	1,191	1,622	442	1,154	1,596
Advanced Patient Monitoring	490	317	806	—	—	—
Total segment revenues	$5,012	$3,290	$8,302	$4,297	$2,940	$7,237

Life Sciences
Specimen Management (a)	$721	$667	$1,387	$708	$664	$1,372
Diagnostic Solutions (a)	556	783	1,340	578	787	1,365
Biosciences	440	631	1,071	426	689	1,115
Total segment revenues	$1,717	$2,081	$3,798	$1,712	$2,139	$3,852

Interventional
Surgery	$885	$288	$1,173	$851	$273	$1,124
Peripheral Intervention	793	673	1,466	762	669	1,431
Urology and Critical Care	962	249	1,211	930	234	1,165
Total segment revenues	$2,640	$1,209	$3,849	$2,543	$1,177	$3,720

Other (b)	$—	$—	$—	$(6)	$(62)	$(67)

Total Company revenues	$9,369	$6,581	$15,949	$8,546	$6,195	$14,741
(a)    During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
(b)    Represents the recognition of accruals related to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to fiscal year 2024. Such amounts were not allocated to the Company’s reportable segments and these matters are further discussed in Note 5.
Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Income Before Income Taxes
Medical (a)	$880	$753	$1,922	$1,950
Life Sciences	391	387	1,152	1,174
Interventional	376	365	1,155	1,044
Total Segment Operating Income	1,647	1,505	4,229	4,168
Integration, restructuring and transaction expense	(97)	(112)	(279)	(288)
Net interest expense	(147)	(89)	(425)	(265)
Other unallocated items (b)	(701)	(804)	(2,154)	(2,124)
Total Income Before Income Taxes	$703	$500	$1,371	$1,491
(a)The amount for the nine months ended June 30, 2025 included charges recorded to Cost of products sold of $98 million to adjust estimated future product remediation costs and charges of $336 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.

(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine-month periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Service cost	$9	$22	$28	$69
Interest cost	31	34	101	108
Expected return on plan assets	(41)	(37)	(135)	(117)
Amortization of prior service credit	—	(1)	—	(3)
Amortization of loss	8	14	25	44
Settlement loss	30	—	30	—
Net pension cost	$35	$32	$49	$101
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other expense, net on its condensed consolidated statements of income. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. The settlement loss recorded for the three and nine months ended June 30, 2025 included lump sum benefit payments associated with the Company’s U.S. pension plan.

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
The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed, related to assessing certain assumptions underlying the valuation of intangible assets. The preliminary allocations of the purchase price provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates may be adjusted upon the availability of further information regarding events or circumstances that existed at the acquisition date. Such adjustments may be significant. The fair value of consideration transferred in connection with the acquisition was $3.914 billion. As of June 30, 2025, the assets acquired and the liabilities assumed in this acquisition included developed technology intangible assets of $722 million, customer relationships intangible assets of $657 million and $636 million of other net assets, which are primarily inventory. The goodwill recorded from the excess of the purchase price over the fair value of the acquired net assets was $1.899 billion, which related to synergies expected to be gained from combining operations of the acquiree and acquirer, as well as revenue and cash flow projections associated with future innovative technologies expected to occur. The preliminary estimate of the goodwill that is expected to be deductible for tax purposes is approximately $1.1 billion.
The Company included Advanced Patient Monitoring in its consolidated results of operations beginning on September 3, 2024. The Company’s unaudited pro forma Revenues for the three and nine months ended June 30, 2024, giving effect as if Advanced Patient Monitoring had been acquired as of October 1, 2022, were $5.236 billion and $15.489 billion, respectively. The calculation of pro forma Net Income for the three and nine months ended June 30, 2024 is not practicable because of complexities associated with its hypothetical calculation.
Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2025, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on reducing complexity, optimizing the Company’s supply chain efficiency, streamlining its global manufacturing footprint, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the nine months ended June 30, 2025 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2024	$58	$2	$60
Charged to expense	62	125	187
Cash payments	(59)	(99)	(158)
Non-cash settlements	—	(15)	(15)
Other adjustments	2	—	2
Balance at June 30, 2025	$63	$13	$76
(a)    Primarily consists of non-employee-related costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and facility exit costs.

Note 11 – Intangible Assets
Intangible assets consisted of:

	June 30, 2025			September 30, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,869	$(8,941)	$6,928	$15,827	$(8,094)	$7,733
Customer relationships	5,522	(3,188)	2,334	5,513	(2,878)	2,635
Patents, trademarks and other	1,245	(735)	510	1,185	(682)	503
Amortized intangible assets	$22,636	$(12,864)	$9,771	$22,525	$(11,654)	$10,871
Unamortized intangible assets
Acquired in-process research and development	$14			$44
Trademarks	2			2
Unamortized intangible assets	$16			$46
Intangible amortization expense was $397 million and $362 million for the three months ended June 30, 2025 and 2024, respectively, and $1.189 billion and $1.092 billion for the nine months ended June 30, 2025 and 2024, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2024	$12,832	$904	$12,729	$26,465
Acquisitions (a)	—	4	—	4
Purchase price allocation adjustments	64	—	—	64
Currency translation	31	4	27	63
Goodwill as of June 30, 2025	$12,928	$913	$12,756	$26,597
(a)    Represents goodwill recognized relative to a certain acquisition in the third quarter of fiscal year 2025, which was not material.

Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at June 30, 2025 and September 30, 2024 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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

The notional amounts of the Company’s foreign currency-related derivative instruments as of June 30, 2025 and September 30, 2024 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2025	September 30, 2024
Foreign exchange contracts (a)	Undesignated	$2,457	$4,521
Foreign exchange contracts (b)	Cash flow hedges	1,147	543
Foreign currency-denominated debt (c)	Net investment hedges	3,180	3,065
Cross-currency swaps (d)	Net investment hedges	1,022	1,366
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the three and nine months ended June 30, 2025 and 2024 were immaterial to the Company's consolidated financial results.
(b)Represents foreign exchange contracts related to anticipated intercompany purchases and sales, which generally have durations of less than eighteen months.
(c)Represents foreign currency-denominated long-term notes outstanding which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
(d)Represents cross-currency swaps, which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
Net gains or losses resulting from the change in fair value of the foreign exchange contracts designated as cash flow hedges are initially recorded within Other comprehensive income (loss) and reclassified into earnings upon the occurrence of the related underlying third-party transaction. If foreign exchange contracts designated as cash flow hedges are terminated prematurely as a result of the hedged transaction being probable of not occurring, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is immediately reclassified into Revenues or Cost of products sold (depending on whether the hedged item is an intercompany sale or purchase). Net after tax amounts recognized in Other comprehensive income (loss), as well as amounts reclassified from Accumulated other comprehensive income (loss) into earnings, relating to these cash flow hedges during the three and nine months ended June 30, 2025 were immaterial. No amounts relating to foreign exchange contracts designated as cash flow hedges were recognized in Other comprehensive income (loss) or reclassified from Accumulated other comprehensive income (loss) during the three and nine months ended June 30, 2024. The amounts expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months, are not material to the Company's consolidated financial results.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Foreign currency-denominated debt	$(166)	$24	$(85)	$(1)
Cross-currency swaps (a)	(57)	10	(10)	(24)
(a) Amounts include a loss, net of tax, of $18 million for the nine months ended June 30, 2025, and gains, net of tax, of $9 million, for the three and nine months ended June 30, 2024, recognized on terminated cross-currency swaps.
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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss), net of tax. If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during the nine months ended June 30, 2024 included a net after-tax gain of $67 million, that was realized upon the Company’s termination of its forward starting interest rate swaps in the second quarter of fiscal year 2024.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and nine months ended June 30, 2025 and 2024 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of June 30, 2025 and September 30, 2024 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2025	September 30, 2024
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at June 30, 2025 and September 30, 2024 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at June 30, 2025 and September 30, 2024 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	June 30, 2025	September 30, 2024
Cash and equivalents	$735	$1,717
Restricted cash	62	139
Cash and equivalents and restricted cash	$798	$1,856
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	June 30, 2025	September 30, 2024
Institutional money market accounts (a)	Level 1	$—	$285
Current portion of long-term debt (b)	Level 2	1,269	1,748
Long-term debt (b)	Level 2	16,505	17,199
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
Nonrecurring Fair Value Measurements
In the first quarter of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $30 million to Research and development expense to write down the carrying value of certain assets in the Life Sciences segment. In the third quarter of fiscal year 2024, the Company recorded a non-cash asset impairment charge of $42 million to Integration, restructuring and transaction expense to write down the carrying value of certain fixed assets. The amounts recognized were recorded to adjust the carrying amounts of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Trade receivables transferred to third parties under factoring arrangements	$413	$364	$1,141	$1,115

	June 30, 2025	September 30, 2024
Amounts yet to be collected and remitted to the third parties	$385	$254
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $211 million and $112 million of outstanding payables related to supplier finance programs as of June 30, 2025 and September 30, 2024, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 14 – Income Taxes
Income Tax Expense
The Company’s effective income tax rates were 18.3% and 2.6% for the three months ended June 30, 2025 and 2024, respectively, and were 13.6% and 12.5% for the nine months ended June 30, 2025 and 2024, respectively. The increase in the Company’s effective tax rate for the three months ended June 30, 2025 primarily reflected an unfavorable tax impact from discrete items in the current-year period compared with a benefit recognized from discrete items recognized in the prior-year period.
Subsequent Event-New Legislation
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted. The OBBB Act introduces amendments to U.S. tax laws, which will become effective on various dates from 2025 to 2027. The Company is assessing the implications of this new U.S. tax legislation but does not currently expect that it will materially impact the Company’s consolidated financial results in fiscal year 2025.

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
Proposed Combination of Our Biosciences and Diagnostic Solutions Business with Waters
On July 13, 2025, we entered into a definitive agreement to combine our Biosciences and Diagnostic Solutions business with Waters Corporation (“Waters”) in a transaction that is expected to create an innovative life science and diagnostics leader with pioneering technologies. Additional disclosures regarding the agreement are provided in Note 1 in the Notes to Condensed Consolidated Financial Statements.
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
We have been experiencing, and may continue to experience, some adverse impact to our results of operations due to market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners. Also, reductions or delays in governmental research funding has caused customers for certain of our instruments to delay or forgo purchases of these products. Higher interest rates could also reduce the demand for capital purchases. Additionally, the future demand for our products and services could be impacted by deterioration in healthcare systems’ budgets and/or staffing levels.
Additionally, we have experienced, and may continue to experience, temporary shortages in supply of certain materials or components that are used in our products. The stable flow of global transport is critical to our operations and as such, events affecting the flow of logistics around the globe may adversely impact our supply chain and distribution channels. In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations. Also, tariffs, sanctions or other trade barriers imposed by the United States, or against the United States from countries in which we do business, could adversely impact our supply chain costs, results of operations and our financial condition. Based upon the latest published tariffs that are currently in effect, we expect an estimated impact of $90 million from tariffs to our fiscal year 2025 operating expense, primarily relating to any products (or components) imported from countries across our global supply chain which have no exemption opportunities. We continue to monitor international trade policy-related developments to assess their potential impacts to our operations. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain.
For additional information on risk factors that may impact our business, results of operations, financial condition and cash flows, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2024 and March 31, 2025, and Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K (the “2024 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2025, worldwide revenues of $5.509 billion increased 10.4% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	3.5%
Pricing	(0.5)%
Foreign currency impact	0.5%
Acquisition of Advanced Patient Monitoring	5.5%
Other (b)	1.4%
Increase in revenues from the prior-year period	10.4%
(a) Volume/other includes revenues attributable to products, services and licensing.
(b)Represents the impact of accruals recognized in the third quarter of fiscal year 2024 relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to fiscal year 2024.
Cash flows from continuing operating activities were $2.076 billion in the first nine months of fiscal year 2025. At June 30, 2025, we had $820 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2025, we paid cash dividends to common shareholders of $899 million.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The third quarter fiscal year 2025 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,132	$1,123	0.8%	0.1%	0.7%
Medication Management Solutions	888	840	5.7%	0.4%	5.3%
Pharmaceutical Systems	629	594	5.8%	1.0%	4.8%
Advanced Patient Monitoring	278	—	NM	NM	NM
Total Medical Revenues	$2,927	$2,558	14.4%	0.4%	14.0%
"NM" denotes that the percentage change is not meaningful.
The Medical segment’s revenue growth in the third quarter of 2025 primarily reflected the following:
•Volume growth attributable to the Medication Delivery Solutions unit’s Vascular Access Management portfolio and hypodermic products, partially offset by an expected VoBP impact in China.
•Growth in the Medication Management Solutions unit driven by continued strength in sales of infusion systems and solid growth in sales of dispensing solutions.
•Growth in the Pharmaceutical Systems unit due to sustained double-digit growth of prefillable solutions in the biologic drug category, partially offset by lower market demand for other product categories.
•Overall Medical segment revenue growth also reflected sales in the Advanced Patient Monitoring unit, which we acquired during the fourth quarter of fiscal year 2024.
Medical segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$8,302	$7,237	14.7%	(0.3)%	15.0%

Medical segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Medical segment income	$880	$753	$1,922	$1,950

Segment income as % of Medical revenues	30.0%	29.4%	23.2%	26.9%
The Medical segment's operating income as a percentage of revenues in the third quarter of 2025 compared with the third quarter of 2024 reflected the following:
•Higher gross profit margin in the third quarter of 2025 compared with the third quarter of 2024 primarily reflected lower manufacturing costs, which resulted from continuous improvement projects and other productivity initiatives and favorable product mix which was attributable to the Advanced Patient Monitoring unit’s products.
•Higher selling and administrative expense as a percentage of revenues in the third quarter of 2025 compared with the third quarter of 2024 primarily reflected costs attributable to the Advanced Patient Monitoring unit.
•Research and development expense as a percentage of revenues in the third quarter of 2025 was flat compared with the third quarter of 2024 which primarily reflected costs attributable to the Advanced Patient Monitoring unit, offset by the timing of project spending.

Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Specimen Management (a)	470	467	0.7%	0.1%	0.6%
Diagnostic Solutions (a)	425	429	(1.0)%	0.8%	(1.8)%
Biosciences	358	363	(1.3)%	1.0%	(2.3)%
Total Life Sciences Revenues	$1,254	$1,260	(0.5)%	0.6%	(1.1)%
(a)     During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
The Life Sciences segment’s revenues in the third quarter of 2025 primarily reflected the following:
•Growth in the Specimen Management unit’s BD VacutainerTM portfolio, partially offset by a decline in China.
•A decline in the Diagnostic Solutions unit driven by lower sales of point-of-care products, as well as by lower sales of BD BACTECTM blood culture products as customer utilization continues to improve following the resolution of a supply disruption, partially offset by continued double-digit growth in sales of BD MAXTM IVD.
•A decline in the Biosciences unit due to continued market dynamics impacting sales of instruments, partially offset by solid growth in reagent sales and strong sales of the recently launched BD FACSDiscoverTM A8 Cell Analyzer.
Life Sciences segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,798	$3,852	(1.4)%	(0.4)%	(1.0)%

Life Sciences segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Life Sciences segment income	$391	$387	$1,152	$1,174

Segment income as % of Life Sciences revenues	31.2%	30.7%	30.3%	30.5%

The Life Sciences segment's operating income as a percentage of revenues in the third quarter of 2025 compared with the third quarter of 2024 primarily reflected the following:
•Gross profit margin in the third quarter of 2025 was higher compared with the third quarter of 2024, which primarily reflected lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives, partially offset by unfavorable impacts from higher labor costs, product mix and foreign currency.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2025 was higher compared with the third quarter of 2024 which primarily reflected higher general and administrative costs in the current-year period.
•Lower research and development expense as a percentage of revenues in the third quarter of 2025 compared with the third quarter of 2024, which primarily reflected the timing of project spending.

Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Surgery	$395	$376	4.9%	0.3%	4.6%
Peripheral Intervention	512	488	4.8%	0.3%	4.5%
Urology and Critical Care	422	375	12.5%	0.4%	12.1%
Total Interventional Revenues	$1,328	$1,240	7.2%	0.4%	6.8%
The Interventional segment’s revenue growth in the third quarter of 2025 primarily reflected the following:
•Strong growth in sales of the Surgery unit’s advanced tissue regeneration portfolio, as well as the unit’s infection prevention and biosurgery products, partially offset by lower U.S. sales of legacy hernia products.
•Strong growth in the Peripheral Intervention unit’s peripheral vascular disease portfolio that was particularly driven by sales of the unit’s RotarexTM Atherectomy System.
•Continued double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings.
Interventional segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$3,849	$3,720	3.5%	(0.2)%	3.7%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Interventional segment income	$376	$365	$1,155	$1,044

Segment income as % of Interventional revenues	28.3%	29.5%	30.0%	28.1%

The Interventional segment's operating income as a percentage of revenues in the third quarter of 2025 compared with the third quarter of 2024 reflected the following:
•Gross profit margin in the third quarter of 2025 was flat compared with the third quarter of 2024, which primarily reflected unfavorable impacts from higher labor and raw material costs, pricing and foreign currency, offset by favorable manufacturing variances that resulted from continuous improvement projects and other productivity initiatives.
•Higher selling and administrative expense as percentages of revenues in the third quarter of 2025 compared with the third quarter of 2024 primarily reflected higher general and administrative costs.
•Research and development expense as a percentage of revenues in the third quarter of 2025 was flat compared with the third quarter of 2024, which primarily reflected the timing of project spending.

Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
United States	$3,181	$2,891	10.0%	—%	10.0%
International	2,328	2,098	11.0%	1.2%	9.8%
Total Revenues	$5,509	$4,990	10.4%	0.5%	9.9%

U.S. revenue growth in the third quarter of 2025 was largely driven by the acquired Advanced Patient Monitoring unit’s sales. U.S. revenue growth also reflected strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as in the Interventional segment’s Surgery and Urology and Critical Care units. U.S. revenue growth in the third quarter of 2025 was partially offset by a decline in the Life Sciences segment’s Diagnostic Solutions unit, as further discussed above.
International revenue growth in the third quarter of 2025 was largely driven by the acquired Advanced Patient Monitoring unit’s sales. International revenue growth was also driven by sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as in the Interventional segment’s Peripheral Intervention and Urology and Critical Care units. International revenue growth also reflected a favorable comparison to the prior-period, which was unfavorably impacted by $62 million of accruals related to the Italian government medical device pay back legislation, as further discussed above. International revenue growth in the third quarter of 2025 was partially offset by a decline in the Life Sciences segment’s Biosciences unit, as further discussed above. Current-period revenues in emerging markets primarily reflected strong sales in EMA, certain countries within Greater Asia, and Latin America.

	Three months ended June 30,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$811	$753	7.8%	(1.7)%	9.5%
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2025 and 2024 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Restructuring costs (a)	$58	$95	$187	$262
Integration costs (a)	37	7	87	17
Transaction costs (b)	1	10	5	9
Financing costs (b)	—	(2)	—	(2)
Separation-related items (c)	31	1	41	7
Purchase accounting adjustments (d)	385	352	1,506	1,076
European regulatory initiative-related costs (e)	—	25	—	72
Product, litigation, and other items (f)	56	174	297	169
Total specified items	569	663	2,123	1,610
Less: tax impact of specified items and other tax related	86	133	290	197
After-tax impact of specified items	$483	$529	$1,833	$1,413
(a)Represents amounts associated with restructuring and integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below.

(b)Represents transaction costs and financing impacts incurred with the Advanced Patient Monitoring acquisition. The transaction costs are recorded in Integration, restructuring and transaction expense and the financing impacts are recorded in Interest income and Interest expense.
(c)Represents costs recorded to Other operating expense, net and incurred in connection with the proposed combination of our Biosciences and Diagnostic Solutions business with Waters, as well as with the fiscal year 2022 separation of BD's former Diabetes Care business.
(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amount in the nine-month period of 2025 also includes $336 million recorded due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
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
(f)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts in the three and nine-month periods of 2025 included charges of $30 million related to pension settlement costs recorded to Other expense, net, as further discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements. The amount in the nine-month period of 2025 also included charges of approximately $64 million which were recorded to Other operating expense, net, and related to various legal matters. Additional disclosures regarding our legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements. The amount in the nine-month period of 2025 also included charges within Cost of products sold of $98 million to adjust future costs estimated for product remediation efforts and a non-cash $30 million charge recorded within Research and development expense to write down certain assets in the Life Sciences segment. The amounts in the three and nine-month periods of 2024 were primarily recorded to Revenues and Other operating expense, net, and largely related to legislative and legal matters, as further discussed above, as well as in Notes 5 and 7 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
The comparison of gross profit margin for the three and nine-month periods of fiscal years 2025 and 2024 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2024 gross profit margin %	46.2%	45.0%
Impact of purchase accounting adjustments and other specified items	1.1%	(2.4)%
Operating performance	0.9%	2.2%
Foreign currency impact	(0.4)%	(0.1)%
June 30, 2025 gross profit margin %	47.8%	44.7%
The favorable impact on gross margin for the three-month period of 2025 from specified items reflected a favorable comparison to specified items recorded in the prior-year period, which included $67 million of accruals relating to the Italian government medical device pay back legislation, as well as another legal matter, as further discussed above and in Note 5 in the Notes to Condensed Consolidated Financial Statements. The unfavorable impact on gross margin for the nine-month period of 2025 from specified items reflects amortization of intangibles attributable to the Advanced Patient Monitoring acquisition and an impact of $336 million resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date. The impact from specified items in the nine-month period of 2025 also included charges of $98 million recorded in the Medical segment to adjust the estimate of future product remediation costs, as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Operating performance in the three and nine-month periods of 2025 compared with the prior-year periods primarily reflected lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives, partially offset by higher labor costs.

Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2025 and 2024 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2025	2024		2025	2024
(Millions of dollars)
Selling and administrative expense	$1,320	$1,196		$3,912	$3,601
% of revenues	24.0%	24.0%	—	24.5%	24.4%	10

Research and development expense	$297	$299		$943	$888
% of revenues	5.4%	6.0%	(60)	5.9%	6.0%	(10)

Integration, restructuring and transaction expense	$97	$112		$279	$288

Other operating expense, net	$38	$98		$111	$86
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and nine-month periods of 2025 was flat compared with the prior-year periods, which primarily reflected higher revenues, offset by higher selling costs in the current-year periods.
Research and development expense
Lower research and development expense as a percentage of revenues in the three-month period of 2025 primarily reflected the timing of project spending. Research and development expense as a percentage of revenues in the nine-month period of 2025 was flat compared with the prior-year period, which primarily reflected the timing of project spending, largely offset by a $30 million write-down of certain assets in the Life Sciences segment in the current-year period.
Integration, restructuring and transaction expense
The amounts in the three and nine-month periods of 2025 and 2024 included restructuring costs related to simplification and other cost-saving initiatives. The amounts in the three and nine-month periods of 2025 additionally included integration, restructuring and transaction costs relating to our acquisition of the Advanced Patient Monitoring unit. The amounts in the three and nine-month periods of 2024 also included transaction costs, such as legal, advisory and other costs, relating to our acquisition of the Advanced Patient Monitoring unit. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
The amount in the three-month period of 2025 primarily represented costs incurred in connection with the proposed combination of our Biosciences and Diagnostic Solutions business with Waters. The amount in the nine-month period of 2025 also included charges relating to legal matters. The amounts in the three and nine-month periods of 2024 largely represented charges relating to legal matters, including a $50 million charge to accrue an estimated liability for the SEC investigation as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2025 and 2024 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Interest expense	$(152)	$(137)	$(458)	$(373)
Interest income	5	48	33	108
Net interest expense	$(147)	$(89)	$(425)	$(265)

Higher interest expense for the three and nine-month periods of fiscal year 2025 compared with the prior-year periods primarily reflected higher overall interest rates on debt outstanding during the current year.
Lower interest income for the three and nine-month periods of fiscal year 2025 compared with the prior-year periods primarily reflected lower levels of cash on hand and lower overall interest rates.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2025 and 2024 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Effective income tax rate	18.3%	2.6%	13.6%	12.5%

Impact, in basis points, from specified items	140	(1,000)	—	10

The effective income tax rate for the three-month period of fiscal year 2025 compared with the prior-year period primarily reflected an unfavorable tax impact from discrete items in the current-year period, compared with a benefit recognized from discrete items in the prior-year period. The effective income tax rate for the nine-month period of fiscal year 2025 compared with the prior-year period primarily reflected a current-period tax impact from discrete items that was less favorable, compared with the benefit associated with discrete items recognized in the prior-year period. Additional disclosures regarding our effective income tax rates are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements
Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three and nine-month periods of fiscal years 2025 and 2024 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net Income (Millions of dollars)	$574	$487	$1,185	$1,305
Diluted Earnings per Share	$2.00	$1.68	$4.10	$4.49

Unfavorable impact-specified items	$(1.68)	$(1.82)	$(6.35)	$(4.85)
Favorable (unfavorable) impact-foreign currency translation	$0.02		$(0.02)
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2025	2024
Net cash provided by (used for):
Operating activities	$2,076	$2,666
Investing activities	$(324)	$(1,577)
Financing activities	$(2,808)	$1,963

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first nine months of fiscal year 2025 were largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory, as well as lower levels of accounts payable and accrued expenses, partially offset by lower levels of trade receivables. The decrease in accounts payable and accrued expenses included our payment of $175 million relating to the SEC investigation as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Cash flows from operating activities in the first nine months of fiscal year 2024 were largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, partially offset by lower levels of prepaid expenses. Cash flows from operating activities in 2024 additionally reflected a discretionary cash contribution of $150 million to fund our pension obligation.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Cash flows from investing activities in the first nine months of fiscal year 2025 included capital expenditure-related outflows of $408 million, compared with $429 million in the prior-year period. Current-period cash flows from investing activities also included a $408 million inflow attributable to the maturity of time deposits, compared with a $830 million outflow in the prior-year period attributable to net purchases of investments, primarily in time deposits.
Net Cash Flows from Financing Activities
Net cash flows from financing activities in the first nine months of fiscal years 2025 and 2024 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2025	2024
Cash inflow (outflow)
Change in short-term debt	$133	$—
Proceeds from long-term debt	$—	$4,517
Payments of debt	$(1,209)	$(1,142)
Repurchases of common stock	$(750)	$(500)
Dividends paid	$(899)	$(825)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2025	September 30, 2024
Total debt	$19,341	$20,110

Weighted average cost of total debt	3.3%	3.4%
Total debt as a percentage of total capital*	42.7%	42.9%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At June 30, 2025, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $820 million and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2027. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to one additional one-year period, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at June 30, 2025.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of June 30, 2025.
•We are required to have a leverage coverage ratio of no more than:

◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $533 million of commercial paper borrowings outstanding as of June 30, 2025. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at June 30, 2025 were unchanged compared with our ratings at September 30, 2024.
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
Regulatory Matters
Consent Decree with FDA
Our U.S. infusion pump organizational unit is operating under an amended consent decree originally entered into by Cardinal Health 303, Inc. with the FDA in 2007 related to its AlarisTM infusion pumps. In 2009, the decree was amended (the “Consent Decree”) to include all infusion pumps manufactured by or for CareFusion 303, Inc., which was acquired by BD in 2015. CareFusion 303, Inc. remains the manufacturer of BD AlarisTM infusion pumps. The Consent Decree is specific to infusion pumps and does not apply to intravenous administration sets, accessories, or other products.
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
In addition, CareFusion 303, Inc. received an additional Form 483 Notice in May 2024 following an FDA inspection (“2024 Form 483 Notice”) that contained observations related to the site’s compliance with the FDA’s quality system regulation (“QSR”) for its Infusion quality management system (covered by the Consent Decree) and QSR and MDR regulation for its separate Dispensing quality management system (which is not subject of the Consent Decree). On November 22, 2024, BD received a Warning Letter from the FDA, which is limited to CareFusion 303, Inc.’s Dispensing quality management system and BD PyxisTM products (“Dispensing Warning Letter”). See “— FDA Warning Letters” below for further information.
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
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of June 30, 2025, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enabled both remediation and a return to market for the BD Alaris™ Infusion System. This clearance covers updated hardware features for Point-of-Care Unit (“PCU”), large volume pumps, syringe pumps, patient-controlled analgesia (“PCA”) pumps, respiratory monitoring and auto-identification modules. It also covers a new BD Alaris™ Infusion System software version with enhanced cybersecurity, along with interoperability features that enable smart, connected care with electronic medical record systems. To address open recalls and ensure devices at customer sites are running a recent, cleared version of the BD Alaris™ Infusion System Software, BD Alaris™ Infusion System devices in the U.S. market are being remediated or replaced with the updated 510(k) cleared version over the next several years.
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of June 30, 2025, BD has received eight FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.

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
Ethylene Oxide/Sterilization
There is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency (“EPA”) and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. Any such increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the revised NESHAP. On July 17, 2025, the White House issued a Presidential Proclamation under the Clean Air Act exempting certain sterilization facilities for two years from compliance with the EPA’s revised NESHAP for ethylene oxide emissions from sterilization facilities to allow these facilities more time to obtain and install new control technology and implement other changes to ensure compliance with the revised NESHAP. While BD’s ethylene oxide sterilization facilities received this Presidential compliance exemption we continue to implement certain changes to our facilities in accordance with the revised NESHAP’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies.
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
Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, liquidity, future product development, regulatory approvals, competitive position and expenditures. This report also includes forward-looking statements regarding the proposed combination of BD’s Biosciences and Diagnostic Solutions business with Waters, including the anticipated benefits of the proposed transaction and the expected timing of completion of the proposed transaction. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2024 and March 31, 2025, Item 1A. Risk Factors in our 2024 Annual Report, and our subsequent Quarterly Reports on Form 10-Q.
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
•The risks associated with the proposed combination of our Biosciences and Diagnostic Solutions business with Waters, including factors that could delay, prevent or otherwise adversely affect the completion, timing or terms of the proposed transaction, or our ability to realize the expected benefits of the proposed transaction.
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
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms, such as the implementation of a global minimum tax, that could adversely impact multinational corporations), and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, including tariffs imposed by the U.S. government and responsive countermeasures by non-U.S.governments, sanctions or other trade barriers imposed by the U.S. or countries in which we do business, could adversely impact demand for our products and services, our supply chain costs or otherwise adversely impact our results of operations and future growth. The ultimate impact of any existing or new tariffs is subject to a number of factors including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and the availability of any mitigating actions.
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the implementation of similar cost-containment efforts.
•Product efficacy or safety concerns, changes to the labeled use of our products, non-compliance with applicable regulatory requirements regarding our products (such as non-compliance of our products with marketing authorization or registration requirements resulting from modifications to such products, or other factors, including, but not limited to, with respect to BD Alaris™ System and infusion sets, BD VacutainerTM and BD PyxisTM products) resulting in product recalls, lost revenue or other actions being taken with respect to products in the field or the ability to continue selling new products to customers (including restrictions on future product clearances and civil penalties), product liability or other claims and damage to our reputation, including products we acquire through acquisitions. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
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
•Changes in the domestic and foreign healthcare industry, in medical or clinical practices or in patient preferences that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation among healthcare providers.
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
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain and maintain regulatory approvals, clearances and registrations in the U.S. and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which could preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.
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
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including, without limitation, laws relating to sales practices, healthcare, environmental protection and reporting, price controls, privacy, data protection, cybersecurity, artificial intelligence, employment, labor, and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting. On September 3, 2024, BD completed the acquisition of Edwards Lifesciences’ Critical Care product group, which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). In our 2024 Annual Report on Form 10-K, we excluded Advanced Patient Monitoring from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Advanced Patient Monitoring. We will incorporate Advanced Patient Monitoring into our annual assessment of internal control over financial reporting for our fiscal year ending September 30, 2025.

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

The proposed combination of our Biosciences and Diagnostic Solutions business with Waters may not be completed, on the currently contemplated timeline or at all.
On July 13, 2025, we entered into a definitive agreement with Waters to combine our Biosciences and Diagnostic Solutions business with Waters. The transaction, if consummated, would result in our shareholders owning approximately 39.2% of the combined company, and existing Waters shareholders owning approximately 60.8% of the combined company. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters shareholder approval, compliance with applicable SEC requirements, the receipt of a private letter ruling from the Internal Revenue Service regarding certain matters germane to the U.S. federal income tax consequences of the transactions, and satisfaction of other customary closing conditions. There can be no assurance that such closing conditions will be satisfied or waived, or that the transaction will be consummated, on the currently contemplated timeline or at all. A failure to complete the transaction, or a delay in doing so, could adversely impact our business, results of operations, financial condition and cash flows. In the event that the transaction does not close, we will be required to bear significant non-recurring costs in connection with the transaction.

The announcement and pendency of the combination of our Biosciences and Diagnostic Solutions business with Waters could cause disruptions in our business.
The completion of the separation of our Biosciences and Diagnostic Solutions business and combination of the business with Waters will require significant amounts of time and effort, which could divert management attention, could disrupt the activities of our employees, and could have negative implications for our relationships with our customers and other third parties. We expect to incur costs and expenses in connection with the separation and combination. Until the consummation or termination of the transaction, we are also required to operate the business in the ordinary course and we are restricted from taking certain specified actions with respect to our Biosciences and Diagnostic Solutions business without Waters’ consent. Any of the foregoing could adversely affect our business, results of operations, financial condition and cash flows.

We may not realize some or all of the expected benefits of the combination of our Biosciences and Diagnostic Solutions business with Waters.
If the separation of our Biosciences and Diagnostic Solutions business and combination of the business with Waters is completed, the anticipated operational, financial, strategic and other benefits of such transaction to BD and our shareholders may not be achieved. In addition, we have agreed to provide certain transition services to the combined company, which may result in additional expenses and may divert our focus and resources that would otherwise be invested into maintaining or growing our businesses. An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the process, could have an adverse effect on our business, results of operations, financial condition and cash flows. In addition, while it is expected that the transaction would be generally tax-free for U.S. federal income tax purposes to BD and our shareholders, there is no assurance that the transaction will qualify for this treatment. If the transaction is ultimately determined to be taxable, we could incur income tax liabilities that could be significant. Any of the foregoing could adversely affect our business, results of operations, financial condition and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2025.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2025	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2025	1,268	$202.80	—	13,426,039
May 1 – 31, 2025	174	167.95	—	13,426,039
June 1 – 30, 2025	—	—	—	13,426,039
Total	1,442	$198.60	—	13,426,039
(1)Includes 1,442 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
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
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our officers or directors adopted, terminated or modified any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6.    Exhibits

2(a)	Separation Agreement, dated as of July 13, 2025, by and among Becton, Dickinson and Company, Waters Corporation and Augusta SpinCo Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 14, 2025). #

2(b)	Agreement and Plan of Merger, dated as of July 13, 2025, by and among Becton, Dickinson and Company, Augusta SpinCo Corporation, Waters Corporation and Beta Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on July 14, 2025). #

3(a)	Restated Certificate of Incorporation Becton, Dickinson and Company, dated as of January 30, 2019
(incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 10-Q for the period ended
December 31, 2018).

3(b)	Bylaws of Becton, Dickinson and Company, as amended as of April 29, 2025 (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on May 2, 2025).

10(a)	Performance Incentive Plan, as amended and restated July 22, 2025.*

10(b)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated July 22, 2025.*

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.**

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
*     Denotes a management contract or compensatory plan or arrangement.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: August 7, 2025

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Pamela L. Spikner
Pamela L. Spikner
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)