Form 10-K
period 2025-09-30
BECTON DICKINSON & CO
filed 2025-11-25
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a "large accelerated filer," an "accelerated filer," a "non-accelerated filer," a "smaller reporting company," or an "emerging growth company."

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2025, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $65,472,902,857.
As of October 31, 2025, 285,418,551 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 2026 are incorporated by reference into Part III hereof.

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
Business Segments
As of September 30, 2025, BD’s operations consisted of three worldwide business segments: BD Medical, BD Life Sciences and BD Interventional. As further discussed in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, effective October 1, 2025, BD reorganized its organizational units into five distinct, separately-managed segments, based on the nature of BD’s product and service offerings. BD’s new organizational structure is based upon the following five segments: Medical Essentials, Connected Care, BioPharma Systems, Interventional and Life Sciences, which remains a critical part of BD until the separation and combination of our Biosciences and Diagnostic Solutions business with Waters Corporation (“Waters”), as further discussed below, is completed.
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
Medication Delivery Solutions
Peripheral intravenous (“IV”) catheters (conventional, safety); advanced peripheral catheters (guidewire assisted peripherally inserted venous catheters, midline catheters, port access); central lines (peripherally inserted central catheters); acute dialysis catheters; vascular access technology (ultrasonic imaging); vascular care (lock solutions, prefilled flush syringes, disinfecting caps); vascular preparation (skin antiseptics, dressings, securement); needle-free IV connectors and extensions sets; closed-system drug transfer devices; hazardous drug detection; conventional and safety hypodermic syringes and needles, anesthesia needles (spinal, epidural) and trays; enteral syringes; and sharps disposal systems.

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

Advanced Patient Monitoring	Advanced hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings, including noninvasive tissue oximetry systems; hemodynamic and tissue oximetry monitoring systems; pulmonary artery catheters and arterial pressure monitoring products and blood pressure measurement systems.

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

Organizational Unit	Principal Product Lines
Diagnostic Solutions	Automated blood culturing and tuberculosis culturing systems; microorganism identification and drug susceptibility systems; microbiology laboratory automation and informatics; dehydrated, liquid and plated media for clinical and industrial microbiology applications; molecular testing systems for infectious diseases and women’s health; and rapid diagnostic assays for testing of respiratory infections at point of care.
Biosciences
Fluorescence-activated cell sorters and analyzers; antibodies and kits for performing cell analysis; reagents for life science research; solutions for high-throughput single-cell gene and protein expression analysis; and clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents, analyzers and informatics.

Specimen Management	Blood collection systems including safety-engineered wingsets, needles and blood collection tubes, arterial blood gas devices, urine collection kits, molecular research tubes, capillary collection technologies alongside associated products for patient identification,data capture, storage and transportation.

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

Acquisitions
Edwards Lifesciences’ Critical Care Product Group
On September 3, 2024, BD completed the acquisition of Edwards Lifesciences’ Critical Care product group, which was renamed as BD Advanced Patient Monitoring. The fair value of consideration transferred in connection with the acquisition was $3.914 billion. Since the acquisition date, financial results for Advanced Patient Monitoring’s product offerings are being reported as a separate organizational unit within the Medical segment. BD funded the transaction with cash on hand, using net proceeds raised through debt issuances in the third quarter of fiscal year 2024, as further discussed in Note 16, and borrowings under our commercial paper program. Additional information regarding this acquisition is contained in Note 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
Divestitures
Proposed Combination of Biosciences and Diagnostic Solutions Business with Waters Corporation
On July 13, 2025, BD entered into a definitive agreement to combine its Biosciences and Diagnostic Solutions business with Waters Corporation (“Waters”) in a Reverse Morris Trust (“RMT”) transaction. When the RMT transaction is complete, BD’s Biosciences and Diagnostic Solutions businesses will be spun-off to BD shareholders and simultaneously merged with a wholly owned subsidiary of Waters. BD’s shareholders are expected to own approximately 39.2% of the combined company, and existing Waters’ shareholders are expected to own approximately 60.8% of the combined company. In connection with the transaction, BD expects to receive a cash distribution of approximately $4 billion prior to completion of the combination, subject to adjustment for cash, working capital, and indebtedness. The transaction is expected to be generally tax-free for U.S. federal income tax purposes to BD and BD’s shareholders and Waters is expected to assume approximately $4 billion of incremental debt. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters shareholder approval, compliance with applicable U.S. Securities Exchange Commission (“SEC”) requirements, the receipt of a private letter ruling from the Internal Revenue Service regarding certain matters germane to the U.S. federal income tax consequences of the transactions and satisfaction of other customary closing conditions.
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

International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Japan, Malaysia, Mexico, the Netherlands, Singapore, Spain, Switzerland, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 8 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
For the most part, foreign economic conditions and exchange rate fluctuations have caused the profitability related to foreign revenues to fluctuate more than the profitability related to domestic revenues. BD believes its activities in some countries outside the United States involve greater risk than its domestic business due to the factors cited herein. See further discussion of these risks in Item 1A. Risk Factors.
Distribution
BD’s products are marketed and distributed in the United States and internationally through independent distribution channels, as well as directly to hospitals and other healthcare related institutions by BD and independent sales representatives. In the United States, BD uses acute care, non-acute care, laboratory and drug wholesaler distributors to broadly support our overall disposable product demand from our end user customers, while our capital equipment is mostly sold direct to our end user customers. In international markets, BD’s products are distributed either directly or through distributors, with the practice varying by country. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication Delivery Solutions business unit, and flu diagnostic products in the Diagnostic Solutions business unit, both of which relate to seasonal diseases such as influenza. BD operates consolidated distribution facilities globally in order to better service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels.
Raw Materials and Components
BD purchases many different types of raw materials and components, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of supply by securing multiple options for sourcing. However, there are situations where raw materials and components may only be obtained from one supplier, which are referred to as sole sourced. The use of sole sourced materials and components may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material or component can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. To provide alternate sources, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase from one to three years. BD continuously assesses its sole sourced raw materials and components and maintains business continuity plans with its suppliers. BD’s continuity plans may include, but are not limited to, securing secondary supply with alternate suppliers, qualifying alternate manufacturing facilities, maintaining contingency stock, internally developing supply and establishing technology escrow accounts. While BD works closely with its suppliers, no assurance can be given that these efforts will be successful, and there may be events that cause supply interruption, reduction or termination that adversely impact BD’s ability to manufacture and sell certain products. See further discussion of the risks related to the supply chain and raw materials in Item 1A. Risk Factors.

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

Vertical integration of health systems has created a concentrated market among commercial payers in the U.S. and there is an increased focus globally on payment policies that serve to control healthcare spending while also rewarding quality and patient outcomes. Governments around the world continue to consider and transition to value-based payment reforms that would drive improved value and quality- and resource-based reimbursement. For example, the Centers for Medicare & Medicaid Services’(“CMS”) established a 2030 goal of transitioning all Medicare fee-for-service beneficiaries to a “care relationship” to ensure the agency’s accountability of quality and cost of care. Whether these changes are driven by legislative efforts, strategic alliances or market conditions, the global landscape continues to enhance cost control efforts through “pay for performance” mechanisms and bidding and tender policies that focus on quality and performance.
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
Regulation
General
BD's operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, transportation, product safety and efficacy, employment, labor, privacy and data protection, customs, exports, artificial intelligence (“AI”) and other areas. Many of the agencies enforcing these laws have increased their enforcement activities with respect to medical device manufacturers in recent years. This is part of a general trend toward increased regulation and enforcement activity within and outside the United States.
BD’s medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of BD’s medical products. The scope of the activities of these agencies, particularly in the Europe, Japan, Latin America and Asia Pacific regions in which BD operates, has been increasing.
In order to market or sell most of its products, BD must secure authorization from the FDA and counterpart foreign regulatory agencies. After a device has received 510(k) clearance, premarket (PMA) approval or other marketing authorization for a specific intended use, certain changes, such as a significant change or changes in the design, materials, method of manufacture or intended use, may require a new marketing authorization. The determination as to whether or not a modification or series of modifications require a new marketing authorization is initially left to the manufacturer to assess using available guidance; however, regulators may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until a new marketing authorization is obtained.
BD actively maintains quality systems that establish standards for its product design, manufacturing, and distribution processes, in accordance with International Organization for Standardization standards and FDA regulations. Regulatory agencies engage in periodic reviews and inspections of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies have the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions, for violations of applicable requirements. BD also undertakes voluntary compliance actions, such as voluntary recalls. In some cases, BD may determine that an identified product issue does not require a voluntary recall action. Should a regulator disagree with such a determination, the regulator may require BD to cease marketing of and recall the device until the issue has been corrected. In addition, BD may be required to seek an additional marketing authorization prior to marketing the corrected device.
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
Following an inspection that began in March 2020 of our Medication Management Systems’ Infusion quality management system operating out of the site in San Diego, California (CareFusion 303, Inc.), the FDA issued a Form 483 Notice (the “2020 Form 483 Notice”) that contained a number of observations regarding the quality system’s compliance with FDA’s Quality System, reporting of corrections and removals, and Medical Device Reporting (“MDR”) regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of the corrective actions to address the 2020 Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions, design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan (“CAP”) and has retained an independent expert to conduct periodic audits of the quality management system operating at the CareFusion 303, Inc. infusion pump facilities through 2025. CareFusion 303, Inc. has and will continue to update its CAP to address any observations that may arise during the course of these audits.
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

We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of September 30, 2025, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enabled both remediation and a return to market for the BD Alaris™ Infusion System. This clearance covers updated hardware features for Point-of-Care Unit (“PCU”), large volume pumps, syringe pumps, patient-controlled analgesia (“PCA”) pumps, respiratory monitoring and auto-identification modules. It also covers a new BD Alaris™ Infusion System software version with enhanced cybersecurity, along with interoperability features that enable smart, connected care with electronic medical record systems. To address open recalls and ensure devices at customer sites are running a recent, cleared version of the BD Alaris™ Infusion System Software, BD Alaris™ Infusion System devices in the U.S. market are being remediated or replaced with the updated 510(k) cleared version, which we expect to be substantially complete over the next calendar year. Additionally, on April 25, 2025, BD received 510(k) clearance from the FDA on an updated BD Alaris™ Infusion System.
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. We continue to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of September 30, 2025, we have received eight FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
As noted above, on November 22, 2024, BD received the Dispensing Warning Letter following an inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. BD submitted a comprehensive response to address FDA’s feedback in the Dispensing Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of FDA’s Dispensing Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Dispensing Warning Letter. Any failure to adequately address the Dispensing Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of the Dispensing Warning Letter and its impact on the Company’s operations is unknown at this time. In connection with the Dispensing Warning Letter, the Company recorded a liability for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” It is possible that the amount of the Company’s liability could exceed its currently accrued amount.

Ethylene Oxide/Sterilization
There is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency (“EPA”) and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the United States. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the United States, and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. Any such increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the revised NESHAP. On July 17, 2025, the White House issued a Presidential Proclamation under the Clean Air Act exempting certain sterilization facilities for two years from compliance with the EPA’s revised NESHAP for ethylene oxide emissions from sterilization facilities to allow these facilities more time to obtain and install new control technology and implement other changes to ensure compliance with the revised NESHAP. While BD’s ethylene oxide sterilization facilities received this Presidential compliance exemption we continue to implement certain changes to our facilities in accordance with the revised NESHAP’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies.
In addition, on January 14, 2025, the EPA published a Notice of Availability for a Pesticide Registration Review; Interim Registration Review Decision for Ethylene Oxide (“ID”), which regulates the use of ethylene oxide as a sterilant and is intended to mitigate any human health and environmental risks associated with its use. We are evaluating the requirements of the ID to understand what changes may need to be implemented to comply with the revised pesticide use requirements for ethylene oxide at our sterilization facilities and at the third-party sterilization facilities we utilize. Certain requirements of the ID will become effective as of January 2026 while others will become effective over the next several years.
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
Human Capital Management
At BD, our success depends upon our continued ability to identify, hire, develop, motivate and retain a talented, skilled and high-performing workforce with diverse backgrounds and experiences at all levels across our organization, worldwide, in the highly competitive medical technology industry. Our related human capital strategy is guided by our purpose of advancing the world of healthTM, and THE BD WAY, our cultural foundation that encompasses our core values, leadership expectations and the mindset we bring to our work. Our ability to execute this strategy depends upon several factors, including associate growth and development, compensation and benefits, and fostering a culture of inclusion. We strive to continually invest in our associates with the goal of being an employer of choice for our approximately 72,000 associates located in 61 countries (as of September 30, 2025).

Associate Growth and Development
We are committed to empowering associates to drive their performance and shape their development within a culture grounded in excellence through performance management, talent development and education. Our performance management approach emphasizes clear goals, continuous learning, timely feedback and disciplined execution with the goal of driving accountability and delivering meaningful results. This approach helps to ensure that associates are supported with the tools, coaching and learning experiences needed to elevate performance and realize their potential. In 2025, we reintroduced performance ratings and calibration to strengthen a culture of performance differentiation and help ensure that rewards align with individual associate impact and contributions to our overall strategic objectives.
We invest intentionally in developing our talent with the capabilities needed to advance our strategy and serve our customers and patients. We believe our annual Strategic Organizational Planning process enables us to identify and address the capabilities necessary to advance our strategic goals and talent gaps across our enterprise, and in turn, helps ensure that our workforce is equipped to meet evolving business needs, deliver on long-term strategic priorities.
Once identified, we rely on internal education efforts to activate these capabilities and embed them across our enterprise. For example, all associates have access to BD University (“BDU”), our internal learning curriculum that builds core and management capabilities in a range of formats to support learning at scale. To accelerate leadership readiness, BDU also offers targeted, nomination-based programs, delivered in partnership with external experts, designed to develop high-potential leaders and help strengthen our succession planning efforts.
Compensation, Benefits and Well-being
Our total rewards program is designed to attract and retain top talent and to incentivize performance aligned with our business strategy and values. We offer a comprehensive total rewards program aimed at promoting overall well-being in support of the varying health, home-life and financial needs of our global associates. Through our integrated global approach to well-being, we provide support, education and resources to help empower associates across all levels and geographies to prioritize their well-being and build resilience in the physical, emotional, financial and social areas of life. To enable associates to take action in support of their overall well-being, our total rewards packages (which vary by level and location) include market-competitive pay, broad-based stock grants and bonuses, healthcare benefits and retirement savings plans, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free physicals and flu vaccinations, well-being education and resources, employee assistance programs and other mental health support and resources. We periodically review and implement program enhancements and investments to help ensure that our benefits are representative of the needs of BD associates and their families. Additionally, over the last several years in the U.S., we have increased efforts to mitigate the impact of rising healthcare costs and offer more cost-effective benefit options, with a specific focus on affordability for BD associates earning $55,000 per year or less.
We are also committed to compensating all associates fairly and equitably for their contributions to our performance and as part of this commitment, we periodically conduct comprehensive audits, internal and external analyses, salary benchmarking and assessments to identify and remedy compensation disparities.

Culture of Inclusion and Philanthropy
We believe our commitment to an inclusive workforce, coupled with our purpose and culture, allows us to better understand patient and customer needs and develop innovative technologies to meet those needs. We take pride in building teams with diverse expertise and a deep understanding of the needs of varying populations to best serve our customers and patients worldwide. Our associates possess a broad range of beliefs and experiences that have helped us achieve a leading position in the medical technology industry and the overall global marketplace.
Separately, we offer meaningful volunteer opportunities, enabling associates to apply and teach their specific skill sets and capabilities to help strengthen health systems in low-resource settings. Associates are also generally empowered to serve causes that are important to them, including through paid time off, a matching gift program and grants earned for nonprofits in honor of associates who engage in exceptional volunteer efforts.
In addition, executive leaders serve as sponsors to our nine Associate Resource Groups (“ARGs”). Each ARG has strategic goals aligned with their respective missions, centered around efforts to advance company goals, connect with local communities and support associates with growing their careers.

In 2025, BD was named one of America’s Most Innovative Companies by Fortune, among the World’s Best Companies by TIME and World’s Best Employers by Forbes. We received the Business Group on Health “Best Employers: Excellence in Health & Well-being Award” for our commitment to advancing employee well-being and, were recognized once again as a best place to work for disability inclusion. In addition, BD was named among the 100 Best Corporate Citizens by 3BL, ranking among the top three in the healthcare equipment and services industry. We remain committed and accountable to the work required within our company and beyond our corporate walls to advance accessible health around the world.
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
In addition, the written charters of the Audit Committee, the Compensation and Human Capital Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Quality and Regulatory Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at https://investors.bd.com/corporate-governance. Printed copies of these materials, this 2025 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility (including volatility resulting from the imposition of (and changing policies around) tariffs and related countermeasures), import or export licensing requirements, interest rate and currency rate fluctuations, economic slowdown or recession, have contributed to conditions that have impacted, and may continue to impact, demand for our products and services, or the prices we can charge for our products, disrupt aspects of our supply chain, impair our ability to produce our products, increase borrowing costs and exacerbate other risks that affect our business, financial condition and results of operations. In addition, general economic conditions have adversely impacted, and may continue to adversely impact, the healthcare industry, including reductions in capital spending and U.S. federal funding and changes in the delivery of healthcare services, which have affected, and could in the future affect, demand for our products. Both domestic and international markets experienced inflationary pressures in fiscal year 2025 and we expect inflation to persist in the future. In addition, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows.
We have also experienced, and may continue to experience, challenges in our global supply chain, including shortages in supply, or disruptions in production and shipments, of certain materials or components used in our products and related price increases. While to date, we have been able to manage the challenges associated with these delays and shortages without significant disruption to our business, no assurance can be given that these efforts will continue to be successful.
Our international operations subject us to certain business risks.
A substantial amount of our sales come from our operations outside the U.S., and we intend to continue to pursue growth opportunities in new and existing foreign markets. Our foreign operations subject us to certain commercial, political and financial risks. In addition to fluctuations in foreign currency exchange (discussed above), our business in these foreign markets is subject to changing political, social, and geopolitical conditions, such as the continuation and/or escalation of the situation in Ukraine, the Middle East and Asia. These conditions include instability resulting from war, terrorism, insurrections and civil unrest, political conflict and changing economic conditions, such as inflation, deflation, interest rate volatility and credit availability.
Specifically, recently enacted or any future tariffs imposed by the U.S. government (and countermeasures by non-U.S. governments) may result in adverse impacts to the global economic environment and the stability of global financial markets, which could alter global trade. The tariffs, sanctions or other trade barriers imposed by the U.S. (and countermeasures by non-U.S. governments) could adversely impact our supply chain costs or availability of certain components, demand for our products and our business, financial condition, results of operations and cash flows. Unpredictability of trade policy compounds this risk. Based upon the latest published tariffs that are currently in effect, we expect tariffs to adversely impact our operating expense for fiscal year 2026 and potentially beyond, primarily relating to any products (or components) imported from countries across our global supply chain, for which there are limited mitigation opportunities.

Further, the U.S. Department of Commerce recently initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into (among other things) imports of personal protective equipment, medical consumables and medical equipment (including devices), to determine whether they threaten U.S. national security, which further creates policy uncertainty in terms of tariffs. The ultimate impact of any existing or new tariffs or other changes in international trade policies on our business, financial condition, results of operations and cash flows is subject to a number of factors, including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain. In addition, our tariff mitigation strategies may be challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective.
Additionally, a number of factors, including U.S. relations with or among the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions, export controls, restrictions on the ability to transfer capital across borders and other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets. In addition to these broader market conditions, our operations may also be impacted by a variety of local factors, such as competition from local companies, local product preferences and requirements, changes in local healthcare payment systems and healthcare delivery systems, changes resulting from new political administrations and labor force instability.
The success of our operations outside the U.S. also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks, and our strategic staffing plans required to support our international operations. These and other factors may adversely impact our ability to pursue our growth strategy in these markets.
In addition, our international operations increase our compliance risk. For example, such international operations are governed by the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws. Global enforcement of anti-corruption and bribery laws has increased substantially in recent years, with more enforcement proceedings by foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies, procedures and training related to compliance with these laws, our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. We are also subject to certain U.S. and foreign laws and regulations that restrict us from transacting business with, or making investments in, certain countries, governments, entities and individuals subject to U.S. or foreign economic sanctions or export restrictions. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect our reputation which could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Our ability to compete is also impacted by changing customer and patient preferences and requirements, including changes in demand as a result of changes to U.S. federal and state policies (affecting products such as pharmaceuticals and vaccines), increased focus on products using materials of concern and demand for more sustainable products, and for products utilizing emerging technologies (such as AI), as well as changes in the ways healthcare services are delivered, such as the transition of more care from acute to non-acute settings and increased focus on chronic disease management. In particular, the shift of care from acute to non-acute settings may also place financial pressure on hospitals and broader healthcare systems that could result in less demand for our products. Tariffs and other cost containment efforts by governments and the private sector have led to increased competitiveness in terms of product pricing and have resulted and may continue to result in increased emphasis on products that reduce costs, improve clinical results and expand patient access. In addition, changes in regulatory or market standards, including, without limitation, data protection and cybersecurity requirements, often require significant investment for compliance. Our ability to remain competitive will depend on how well we meet these changing market and regulatory demands in terms of our product offerings and go-to-market approaches.
The medical technology industry is also subject to rapid technological change, discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies that provide better features, pricing, clinical outcomes or economic value may render our current products or subsequently developed products obsolete or less competitive. In some instances, competitors, including pharmaceutical companies, also offer (or are attempting to develop) alternative therapies for disease states that may be delivered without a medical device, such as oral GLP-1 medications.
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
Market dynamics, changes in reimbursement practices and coverage policies, third-party payer cost containment measures and health insurance coverage levels could affect demand for our products and the prices at which they are sold.
The sale of our products and services, as well as access to them, depends, in part, on the healthcare funding landscape, how healthcare providers and facilities are reimbursed by public and private payers and health insurance coverage levels and costs. Coverage policies and reimbursement levels can vary across the payer community globally, regionally and locally, and may affect which products customers purchase, the market acceptance rate for new technologies and the prices customers are willing to pay for those products in a particular jurisdiction. In addition, third-party payers are increasingly challenging the reimbursement models and prices charged for medical products and services. Any changes to the reimbursement landscape, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which could adversely affect customer demand, or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under “Item 1. Business.”
A global trend towards limiting growth of healthcare costs may also put industry-wide pressure on medical device or clinical diagnostic pricing. In the U.S., the Center for Medicaid Services (“CMS”) has proposed the expansion of its Competitive Bidding Program (“CBP”). This proposed expansion would introduce a pricing model that could significantly influence the cost structure of some medical devices in the U.S. healthcare system; specifically, those reimbursed under CMS’ Durable Medical Equipment, Prosthetic, Orthotic and Supplies payment system. By leveraging supplier competition to establish payment rates, the CBP mirrors purchasing initiatives seen in international markets, where procurement strategies attempt to prioritize cost-efficiency, which could lead to uncertainty with respect to innovation, quality and patient access challenges or supplier attrition, as seen in prior bidding cycles. In addition, we expect recently enacted and proposed changes under legislative debate to Medicare, Medicaid and the Affordable Care Act to impact healthcare coverage, all of which if implemented could adversely affect both the demand and prices customers are willing to pay for our products. Globally, governments in China and other countries continue to use various mechanisms to control healthcare expenditures, including increased use of competitive bidding and tenders, price regulation (such as volume-based procurement programs (“VoBP”)), government imposed payback provisions, and changes in reimbursement practices and policies on average selling prices for our products, which have unfavorably impacted our revenues and may continue to impact our results of operations in certain countries.
Reductions in customers’ research budgets or government funding may adversely affect our business.
We sell products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions and customers could reduce research and development spending and/or delay or avoid purchases of our products in response to economic factors. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health and similar agencies in other countries. The level of government funding of research and development is unpredictable and we have seen a reduction in government funding in fiscal year 2025. The availability of governmental research funding has been, and may in the future be, adversely affected by policy changes, economic conditions and governmental spending reductions, including the downsizing or reduced funding of certain government agencies. Further, an extended federal government shutdown resulting from a failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, together with any other budgetary decisions limiting or delaying government spending, could negatively impact U.S. or global economic conditions.
Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by continuing to focus on innovation and new product development. New product development requires significant investment in R&D, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property rights and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Even if we successfully develop new products or enhancements or new generations of existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry or regulatory standards, or competitors’ innovations.
We are subject to foreign currency exchange risk.
A substantial amount of our revenue is derived from international operations, and we anticipate that a significant portion of our future sales will continue to come from outside the U.S. The revenue we report with respect to our international operations has been, and may continue to be, affected by fluctuations in foreign currency exchange rates, which are caused by a number of factors, including changes in a country's political and economic policies, such as tariffs, and inflationary conditions. Furthermore, currency exchange rates have been volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any foreign currency exchange rate hedging activities we engage in may only offset a portion of the financial impact resulting from changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can effectively manage these fluctuations.
We need to attract and retain key employees to be competitive.
Our ability to compete effectively depends upon our ability to attract and retain executives, key employees and other associates. Competition for experienced employees, particularly for persons with certain technical competencies in some geographies, can be a challenge. Additionally, we need qualified managers and skilled employees with technical, manufacturing and distribution experience to operate our business successfully. Our ability to recruit and retain such talent will depend on a number of factors, including how BD’s compensation, benefits, work location, corporate culture and work environment compares with those offered by our competitors and other local employers. While there has been an improvement in what had been an intensely competitive labor market, there continues to be pressure on skilled labor in certain markets. A sustained labor shortage or increased turnover rates within our employee base has led to, and may continue to lead to, increased costs, such as an increase in overtime necessary to meet demand and increased wages and benefit costs to attract and retain skilled employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we cannot effectively recruit and retain qualified executives and skilled employees, we could encounter operational disruptions or other negative consequences to our business, financial condition or results of operations.
Operational Risks
Cybersecurity incidents and breaches or breakdowns of our information and technology systems or infrastructure could have a material adverse effect on our operations.
We rely on a large number of information and technology (“IT”) systems and related infrastructure, including services provided to us by third-party vendors to operate our business. We collect, use, store, transfer and otherwise process electronic information in our day-to-day operations, including personal, confidential, or proprietary information of BD and its customers, vendors and other business partners and patients. Additionally, some of our products and systems collect personal, confidential or proprietary information regarding patients and patient therapy on behalf of our customers and some of our products are internet enabled or connect to our IT systems for maintenance and other purposes. We also have products and systems that connect to the internet, hospital networks, electronic medical record systems or electronic health record systems. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service (“SaaS”) solutions, platform-as-a-service (“PaaS”) solutions, data hosting and processing facilities, AI, tools and other hardware, software (including open-source software) and technical applications and platforms, including some that are managed, hosted, provided and/or used by third-party vendors, to operate our business. Further, we expect that the breadth and complexity of our IT systems and infrastructure will increase as we expand our product offerings to utilize cloud technologies and AI, which present inherent enterprise technology risks, including those related to privacy, data protection and cybersecurity, that need to be managed. The foregoing could expose us to further risk of potential breaches, failures, interruptions and disruptions, which could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, reputational damage, lost revenue, and fines or penalties. In particular, risks associated with the deployment and use of AI into our operations generally could introduce new risks related to the management of our information and technology systems and related infrastructure and our overall cybersecurity threat landscape.
While we are continuing to modernize our IT systems and infrastructure (such as hardware, software and operating systems), there are still legacy technologies in operation that are more vulnerable to risk of failures, interruptions and disruptions. In addition, while we continue to enhance business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective or account for all eventualities. We have experienced, and could in the future experience, the failure, interruption or disruption of the functionality of our IT systems and infrastructure (or those of third-party vendors upon which we rely), which could impair our ability or that of our customers, suppliers and other business partners to conduct business. Such a disruption could also result in the loss of our trade secrets or otherwise compromise personal, confidential or proprietary information of ours or our customers, suppliers and other business partners, or of patients. Additionally, depending on the nature of such a disruption, it could result in efficacy or safety concerns for certain of our products, result in reputational harm to our business and result in actions by regulatory bodies or civil litigation.
Cyberattacks continue to increase in frequency, sophistication and intensity, and are increasingly difficult to detect in real-time and may go undetected for long periods of time, especially as they relate to attacks on third-party vendors and those utilizing emerging technologies (such as AI). Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our IT systems and infrastructure, as well as those of various third parties on which we rely, have experienced, and are likely to continue to experience, a variety of cyberattacks, including, but not limited to, unauthorized access, malicious code execution and/or phishing attacks, which could be further exacerbated by rapid technology evolution, including increased adoption of AI and geopolitical events. For example, AI is increasingly being used by malicious actors to create more targeted cyberattacks and spread misinformation. These cyberattacks have resulted, and could in the future result, in our and our customers’ personal, confidential or proprietary information being accessed, destroyed, lost, stolen or otherwise compromised and could lead to increased costs for cybersecurity measures, insurance or remediation and adversely affect our reputation, financial condition, results of operations or competitive position in the market and result in other significant negative consequences, including lost revenue, damages or fines, manufacturing challenges or disruption, diversion of management attention, litigation, regulatory action and damage to our relationships with vendors, business partners and customers.
Unauthorized tampering, adulteration or interference with our products, including through cyberattacks, may also create issues with product functionality that could result in a loss or alteration of data, risk to patient safety and product recalls or field actions, as well as impact our compliance with privacy, data protection and other laws and regulations and could result in reputational damage and actions by regulatory bodies or civil litigation.
In addition, acquisitions and the integration of acquired companies into our existing and future IT systems and infrastructure, including with third-party vendors and processes, inherently present cybersecurity risks, such as exposing us to vulnerabilities and threats that were previously unknown or unmanaged. While we attempt to mitigate these risks through due diligence, risk assessments and the implementation of cybersecurity controls and protocols during and after the acquisition process, there can be no assurance that such measures will be sufficient to prevent, mitigate or remediate cybersecurity incidents or breaches, which could have a material adverse effect on our business, financial condition and results of operations.
While we have made, and expect to continue making, significant investments intended to strengthen our cybersecurity posture—including measures designed to protect our products, systems, and data—we cannot guarantee that these efforts will fully prevent, mitigate or remediate cybersecurity incidents or breaches. We maintain processes designed to monitor, detect and respond to threats and collaborate with government authorities and third-party partners in an effort to reduce risk. However, given the evolving nature, sophistication, scale and frequency of cybersecurity incidents and breaches, no system can be entirely secure. A successful cybersecurity incident or breach could materially adversely affect our business, financial condition, results of operations or cash flows.
The development, deployment and use of AI in our products and business operations generally could result in regulatory action, legal liability, operational challenges or reputational harm and our failure to adapt to medical technology industry trends and developments related to AI in a timely manner (or at all) could adversely affect our business, financial condition, results of operations and cash flows.
We have integrated (and expect to continue to integrate) AI into our products and business operations generally. We also expect to continue to develop future uses of AI and expand our existing AI capabilities to include agentic solutions, as well as pursue new AI technology partnerships with third parties. The development, deployment and use of AI (particularly generative AI) is in the early stages and presents various risks, including from confidentiality, privacy, data protection, cybersecurity and compliance perspectives, and raises intellectual property issues and legal, regulatory, reputational ethical, operational, technological and other concerns (see, “Our operations are dependent in part on patents and other intellectual property assets” and “Cybersecurity incidents and breaches or breakdowns of our information and technology systems or infrastructure could have a material adverse effect on our operations” elsewhere in this Item 1A, Risk Factors). Additionally, if we do not effectively adopt and integrate AI into innovative, market-differentiated products in a timely manner, our competitive position could be adversely affected.
A reduction or interruption in the supply of certain raw materials and components could adversely affect our operating results.
We purchase many different types of raw materials and components used in our products, some of which are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, certain raw materials and components are purchased from sole suppliers. Our reliance on sole suppliers can create greater exposure to shortages, magnify price swings and increase the difficulty of negotiating favorable terms. The price and supply of these materials and components has been, and may in the future be, impacted or disrupted for reasons beyond our control, including supplier shutdowns, supplier capacity constraints, supplier insolvencies, labor disruptions or shortages, transportation delays, inflationary pricing pressures, work stoppages, extreme weather events, tariffs and other geopolitical developments, global economic uncertainty or downturns, sanctions and trade restrictions and other governmental regulatory actions or inactions (such as in the area of materials of concern), including those taken as a result of a prolonged U.S. government shutdown, and any such changes or disruptions could adversely affect our business, results of operations, financial condition and cash flows. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of our global supply chain network, including to the cost and availability of energy, raw materials and components due to shortages, labor strikes and cost inflation. We continuously explore alternative routes, transportation modes and replenishment timings to preempt and mitigate associated risks, but no assurance can be given that these efforts will adequately address these challenges and disruptions.
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

At a broader level, there is continued focus on the use and emission of ethylene oxide by the EPA and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide for sterilization may be imposed in the future, both domestically and outside the U.S. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. While companies were initially given two years from the effective date to comply with the new requirements of the NESHAP generally, in July 2025, the current U.S. administration issued an executive order exempting medical device sterilization facilities (including certain of our facilities) from compliance with such requirements for two years beyond the initial April 2026 compliance deadline. We implemented certain changes to our facilities in accordance with NESHAP’s requirements in 2024 and 2025 and are in the process of implementing certain additional changes to our facilities to achieve compliance with such requirements by April 2028.
In addition, on April 13, 2023, the EPA published a Pesticide Registration Review: Proposed Interim Decision and Draft Risk Assessment Addendum for Ethylene Oxide. On January 14, 2025, the EPA published the Pesticide Registration Review; Interim Registration Review Decision for Ethylene Oxide (“ID”), which regulates the use of ethylene oxide as a sterilant and is intended to mitigate any human health and environmental risks associated with its use. Among other things, the ID requires medical device sterilization facilities to comply with a new and stricter occupational ethylene oxide exposure limit, establish engineering controls for worker protection, provide workers with personal protective equipment, conduct continuous stationary indoor monitoring and comply with a maximum concentration limit for ethylene oxide (with higher levels permitted if required and approved by the FDA). Compliance deadlines for the various mitigation measures required by the ID range from within 60 days to ten years of the effective date. We are in the process of assessing the impact of the ID requirements on our sterilization facilities, the third-party sterilization facilities that we utilize and our operations generally. We expect to implement certain changes at our facilities to comply with NESHAP and ID requirements, which will require us to incur additional implementation and ongoing operating costs.
This increased regulation could require us or our third-party sterilization service providers to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact our operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. If any existing regulatory requirements or any such regulatory actions or rulemaking result in the suspension or interruption of our sterilization operations or at third-party medical device sterilizers we use, or otherwise limit the availability of third-party sterilization capacity, which could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against us. We have business continuity plans in place to mitigate the impact of any such disruption, although these plans may not be able to fully offset such impact, for the reasons noted above.
Cost volatility could adversely affect our operations.
Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, labor, duties, freight, energy and other production costs that, in turn, increases the costs of producing and distributing our products. New laws or regulations adopted in response to climate change, and our sustainability efforts more generally, could also increase energy, conversion and transportation costs, as well as the costs of certain raw materials and components. In particular, we purchase supplies of resins, which are oil-based components used to manufacture certain products, and any significant increase in resin costs, whether due to inflationary pressure, increase in oil prices, supply constraints, regulatory changes or otherwise, could adversely impact future operating results. In addition to increased resin costs, any future increases in oil prices could also increase our packaging and transportation costs. The overall costs of raw materials, transportation, construction, services and energy necessary for the production and distribution of our products continue to increase and be volatile. These prices may continue to fluctuate based on many factors beyond our control. While we have implemented cost containment measures, progressed selective price increases and taken other actions to mitigate these inflationary pressures in our supply chain, we may not be able to completely offset all the increases in our operational costs.

Climate change and related sustainability efforts, or legal, regulatory or market measures to address these efforts, could adversely affect our business, financial condition or results of operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases (“GHG”) in the atmosphere may present risks to our business and operations. Extreme weather or other conditions, such as hurricanes, tornadoes, windstorms, wildfires or flooding, which may result from climate change could adversely impact our operations and supply chain, including the availability and cost of raw materials and components required for the operation of our business, as well as result in human capital issues for us and companies within our supply chain. In addition, access to (and pricing of) certain natural resources, such as water, could impact our manufacturing operations. Such conditions could also result in physical damage to our products, plants and distribution centers, as well as the infrastructure and facilities of our suppliers and of hospitals, medical care facilities and other customers.
There has also been shifting focus by federal, international, state and local regulatory and legislative bodies on combating and limiting climate change and to promote sustainability and related efforts through measures such as requiring disclosure of climate-related risks and metrics, including GHG emissions, conducting risk assessments on sustainability practices, adopting policies mandating or promoting the use of renewable or zero-carbon energy, implementing sustainability initiatives and imposing additional taxes on fuel and energy. Additional legislation or regulations in the United States and in other jurisdictions in which we and our suppliers operate may impose more stringent restrictions, and disclosure obligations. We and companies in our supply chain have experienced, and may continue to experience, increased compliance burdens and costs to meet these obligations. If we or our suppliers are unable or unwilling to comply with these obligations, it could be more difficult and/or costly to manufacture and sell certain of our products and we could experience supply chain interruptions, including impacts to sourcing and distribution. In addition, we could be subject to litigation, substantial fines and other damages if we fail to comply with these obligations, which could adversely impact our business, financial condition, results of operations and cash flows.
Climate change and related regulations and sustainability efforts may also influence customer, shareholder and other stakeholder preferences and requirements, including in diverging directions. This includes increased or shifting demand for more sustainable products and for progress toward sustainability goals and GHG reduction targets, including product-level GHG emissions data. Failure to meet customer, shareholder and other stakeholder expectations or our own commitments relating to sustainability or emissions reductions could potentially result in loss of market share, reputational impacts, or challenges in attracting and retaining customers.
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

Accruals are established for legal proceedings to the extent losses for individual matters are probable and reasonably estimable based upon our assessment of the likelihood of any adverse judgments or outcomes relative to these matters, as well as the potential ranges of probable losses. Given the uncertain nature of litigation generally, we are not able in all cases to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which we are a party. Also, accruals relating to legal proceedings may change in the future as new information for an individual matter becomes available or due to changes in our litigation strategy. Given the uncertain nature of litigation, we could incur charges in excess of any currently established accruals and, to the extent available, liability insurance and any such future charges, individually or in the aggregate, could have a material adverse effect on our consolidated results of operations, financial condition and/or consolidated cash flows. In addition, even if we believe we have meritorious defenses, from time to time we engage in settlement discussions and mediation and consider settlements taking into account various factors including, among other things, developments in such legal proceedings and the resulting risks and uncertainties. These activities have resulted in settlements for certain matters and going forward could result in further settlements, any of which may be confidential and could be significant and result in charges in excess of accruals. Any such future charges, individually or in the aggregate, could have a material adverse effect on our results of operations, financial condition and/or liquidity.
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
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, labor, privacy and data protection, taxation, the development, deployment and use of emerging technologies (such as AI) and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to climate change and the emission of greenhouse gases, are also generally becoming more stringent throughout the world, which may increase our costs of operations or necessitate closures of, or changes to, our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws and reporting requirements in the future or changes in the interpretation of existing laws or regulations, may increase our compliance costs or otherwise adversely impact our operations and financial performance.
We are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of our products must receive authorization from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. This process may require us to incur significant costs in terms of time and resources, and these costs have been increasing due to increased requirements from the FDA and comparable governing bodies for supporting data for submissions. The regulatory process may also require changes to our products or result in limitations on the indicated uses of our products. Governmental agencies may also impose new requirements regarding registration, including, but not limited to, labeling updates or changes to prohibited materials that require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. In addition, government shutdowns, recent reductions in U.S. government agency staffing and government spending more generally could impact ordinary course operations of agencies with which we interact routinely, such as the FDA. Following these reductions, the agencies may lack adequate staff and resources to meet current review, approval and inspection schedules, which could delay the receipt of or otherwise adversely affect the outcomes of product authorizations we seek.
Further, changes we have made, or may make in the future, to our products have been, or may in the future be, subject to U.S. or foreign regulatory review, including additional 510(k) clearance, PMA approval, CE Mark and other marketing authorizations (such as, but not limited to, with respect to BD AlarisTM System and infusion sets and BD VacutainerTM). We have made modifications to certain of our products in the past and have determined based on our review of our internal documentation and data and the applicable FDA or foreign regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new marketing authorization. If the FDA or a foreign regulator disagrees with our determinations, we may be required to cease marketing and/or to recall the modified product until we obtain a new marketing authorization, which could result in lost revenue, additional costs and damage to our reputation. Such non-compliance may also subject us to civil and criminal, monetary and non-monetary penalties, or other actions being taken with respect to products in the field. Marketing authorization and the time needed to secure such authorization is uncertain and we may not be able to obtain such authorization on the timeline or conditions we expect or at all. Our ability to obtain and maintain regulatory clearances or approvals from the FDA or foreign regulators may be difficult and could increase the cost of compliance and impact our ability to market our products.
Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting and other post market requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in delays or suspensions of regulatory clearances, warning letters or consent decrees, closure of manufacturing sites, import bans, seizures or recalls of products, civil or criminal sanctions and damage to our reputation. More stringent oversight by the FDA and other agencies can result in increased enforcement activity, which could increase our compliance risk.
Our CareFusion 303, Inc. subsidiary is operating under an amended Consent Decree that affects our BD Alaris™ infusion pump business in the United States. We are also currently operating under two warning letters issued by the FDA for our Dispensing and Specimen Management businesses. For more information regarding the consent decree and warning letters, see “Regulation” under Item 1. Business.
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enabled both remediation and a return to market for the BD Alaris™ Infusion System. To address open recalls and ensure devices at customer sites are running a recent, cleared version of the BD Alaris™ Infusion System Software, BD Alaris™ Infusion System devices in the U.S. market are being remediated or replaced with the updated 510(k) cleared version, which we expect to be substantially complete over the next calendar year. The overall timing and cost of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity, and our continued engagement with the FDA.
In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (Regulation (EU) 2017/745, the “EU MDR”) and the In Vitro Diagnostic Regulation (Regulation (EU) 2017/746, the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evidence, quality management systems and post-market surveillance. Although the EU MDR has been fully applicable for previously approved self-certified medical devices since May 2021, the application of the EU MDR has been extended until 2027 for certain devices considered higher-risk and to 2028 for other devices. This longer transition timeline applies only to devices that are transitioning to MDR and meet other specific conditions. The EU IVDR has been applicable since May 2022, but transition periods apply for certain in vitro diagnostic medical devices. Complying with and maintaining devices under these regulations requires us to incur significant expenditures. Additionally, the availability of EU-notified body services certified under the new requirements is limited, which may delay the marketing approval for some of our products under these regulations. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to EU conformity requirements.

We are also subject to complex and rapidly evolving privacy and data protection laws, regulations and standards which govern the collection, use, storage, transfer, sharing and processing of personal data (particularly sensitive health information) across the U.S. and a significant number of other countries where we operate. The nature of our technologies and data-driven solutions amplifies privacy and data protection risks, especially as we employ could-based infrastructures, AI and other emerging digital capabilities. These innovations can introduce new vectors for data exposure, algorithmic bias, and regulatory scrutiny. These laws, rules and regulations require, among other things, proactive implementation of comprehensive compliance programs, continuous enhancement of internal policies, business practices, processes, and integration of technical and organizational safeguards across all assets and activities that process personal data. These requirements often entail operational constraints and higher compliance costs and may require us to modify existing or future products, potentially impacting innovation timelines and financial performance.
Furthermore, privacy and data protection risks extend beyond our direct operations. Non-compliance by third-party vendors, manufacturers, or service providers (especially those involved in data processing) can expose us to liability indirectly. Cybersecurity incidents, system failures, or breaches involving our own infrastructure or that of our partners may trigger regulatory scrutiny, financial penalties, business interruption, reputational harm, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages.
Finally, changes in the tax laws and regulations of the jurisdictions in which we operate could increase our tax expense and/or tax payments, increase tax uncertainty and have a material adverse impact on our results of operations. The Organization for Economic Cooperation and Development published Pillar Two Model Rules, which impose a 15% global minimum tax, that became effective in some of the jurisdictions in which we operate in fiscal year 2025, and we continue to assess their impact. Future changes in U.S. or foreign tax laws, including under Pillar Two, whether prospective or retroactive, could materially impact our effective tax rate, business, results of operations, financial condition and cash flows.
Defects or quality issues associated with our products and related regulatory actions could adversely affect our results of operations and financial statements.
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. The acquisition and integration of acquired companies increases our exposure to this risk. Such events have in the past and could in the future lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. In addition, any recall could result in the establishment or increase in financial reserves, which in turn would increase financial reporting and other disclosure obligations, the loss of sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies and related fines and penalties, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements.
Our operations are dependent in part on patents and other intellectual property assets.
Many of our businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Any patent applications we own or license may not result in patents being issued and any issued patents we obtain may not provide us with any competitive advantage. Furthermore, we may fail to accurately predict all of the countries where patent protection will ultimately be desirable, and if we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. Competitors may design around our intellectual property to develop competing technologies and products without infringing our intellectual property rights. In addition, competitors may seek to invalidate patents on our products or claim that our products infringe upon, misappropriate or otherwise violate their intellectual property, which could result in a loss of competitive advantage or the payment of significant legal fees, damages and past or future royalties, as well as injunctions against future sales of our products. We also operate in countries that do not protect intellectual property rights to the same extent as in the U.S., which could make it easier for competitors to compete with us in those countries. Further, governmental regulation and laws related to AI and other emerging technologies may increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our intellectual property.
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
We depend on cash on hand and cash flows from operations to make scheduled debt payments. However, our ability to generate sufficient cash flow from our operations and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control. There can be no assurance that these sources will be adequate. Further, our ability to refinance our indebtedness could be adversely impacted by the loss of our “well-known seasoned issuer” status upon the filing of this annual report due to our entry into a December 2024 SEC Order. If we are unable to service our indebtedness and fund our operations, through the raising of additional capital or otherwise, we will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance our indebtedness. Any such action may not be successful and we may be unable to service our indebtedness and fund our operations, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to refinance existing debt on favorable or comparable terms.
The agreements that govern our indebtedness impose restrictions that may affect our ability to operate our businesses.
The agreements that govern our indebtedness contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of certain of our subsidiaries to incur debt and the ability of us and certain of our subsidiaries to, among other things, have liens on our property, merge or consolidate with any other person or sell or convey certain of our assets to any one person. In addition, the agreements also require us to comply with certain financial covenants, including financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

Risks Relating to the Proposed Combination of Our Biosciences and Diagnostics Solutions Business with Waters
The proposed combination of our Biosciences and Diagnostic Solutions business with Waters may not be completed, on the currently contemplated timeline or at all.
On July 13, 2025, we entered into a definitive agreement with Waters to combine our Biosciences and Diagnostic Solutions business with Waters. The transaction, if consummated, would result in our shareholders owning approximately 39.2% of the combined company and existing Waters shareholders owning approximately 60.8% of the combined company. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters stockholder approval, compliance with applicable SEC requirements, the receipt of a private letter ruling from the Internal Revenue Service regarding certain matters germane to the U.S. federal income tax consequences of the transactions and satisfaction of other customary closing conditions. No assurances can be provided that such closing conditions will be satisfied or waived or that the transaction will be consummated, on the currently contemplated timeline or at all. A failure to complete the transaction, or a delay in doing so, could adversely impact our business, financial condition, results of operations and cash flows. In the event that the transaction does not close, we will be required to bear significant non-recurring costs in connection with the transaction.
The announcement and pendency of the combination of our Biosciences and Diagnostic Solutions business with Waters could cause disruptions in our business.
The completion of the separation of our Biosciences and Diagnostic Solutions business and combination of the business with Waters will require significant amounts of time and effort, which could divert management attention, disrupt the activities of our employees and have negative implications for our relationships with our customers and other third parties. We have already incurred and expect to incur additional costs and expenses in connection with the separation and combination. Until the consummation or termination of the transaction, we are also required to operate the business in the ordinary course and we are restricted from taking certain specified actions with respect to our Biosciences and Diagnostic Solutions business without Waters’ consent. Any of the foregoing could adversely affect our business, financial condition, result of operations and cash flows.
We may not realize some or all of the expected benefits of the combination of our Biosciences and Diagnostic Solutions business with Waters.
If the separation of our Biosciences and Diagnostic Solutions business and combination of the business with Waters is completed, the anticipated operational, financial, strategic and other benefits of such transaction to us and our shareholders may not be achieved. In addition, we have agreed to provide certain transition services to the combined company, which may result in additional expenses and may divert our focus and resources that would otherwise be invested into maintaining or growing our businesses. An inability to realize tsome or all of the anticipated benefits of the transaction, as well as any delays encountered in the process, could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, while it is expected that the transaction would be generally tax-free for U.S. federal income tax purposes to us and our shareholders, no assurances can be provided that the transaction will qualify for such treatment. If the transaction is ultimately determined to be taxable, this could result in significant U.S. federal income tax liabilities for us and our shareholders. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.
Risks Relating to the Spin-off of Embecta Corp.
On April 1, 2022, we completed the spin-off of Embecta Corp. (“Embecta”) (NASDAQ: EMBC), which holds our former Diabetes Care business. The spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes. If any facts, assumptions, representations and undertakings from BD and Embecta regarding the past and future conduct of their respective businesses and other matters are incorrect or not otherwise satisfied, the spin-off may not qualify for tax-free treatment, which could result in significant U.S. federal income tax liabilities for us and our shareholders.
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
Natural disasters, public health crises, war and other events beyond our control could disrupt our business and adversely affect our future revenues and operating income.
Natural disasters, such as hurricanes, tornadoes, windstorms, earthquakes, wildfires, floods and other extreme weather events (including those caused by climate change), war, public health crises (such as pandemics and epidemics), terrorism, social or political unrest, labor disruptions and international conflicts and other events beyond our control, and actions taken by the U.S. and other governments, private health institutions or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the U.S. and areas outside of the U.S. in which we operate. Such events are inherently unpredictable, and our responses may involve the implementation of measures which may not be successful. These events could have a negative impact on the capital markets or result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities or increase the costs for or cause interruptions in the supply of materials from our suppliers.

Information About our Executive Officers
The following is a list of the executive officers of BD as of September 30, 2025, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position
Thomas E. Polen	52	Chairman since April 2021; Chief Executive Officer since January 2020; President since April 2017; Chief Operating Officer from October 2018 to January 2020.
Richard Byrd	58	Executive Vice President and President, Interventional Segment since September 2022; Worldwide President, BD Medication Delivery Solutions from March 2019 to September 2022.
Christopher J. DelOrefice	54	Executive Vice President and Chief Financial Officer since September 2021; Vice President, Investor Relations, Johnson & Johnson from August 2018 to September 2021.
Antoine C. Ezell	56	Executive Vice President, President of the Americas and Chief Marketing Officer since October 2020; Executive Vice President and Chief Marketing Officer from January 2020 to October 2020; Vice President, Connected Care and Insulins, Eli Lilly and Company from January 2019 to January 2020.
Michael Feld	45	Executive Vice President and President, Life Sciences since August 2024; President of Hach (Veralto Corporation) from September 2023 to August 2024; Senior Vice President and General Manager of Danaher Corporation from June 2022 to September 2023; and President of Mammotome (Danaher Corporation) from January 2019 to September 2022.
Michael Garrison	57	Executive Vice President and President, Medical Segment since September 2022; Worldwide President, BD Medication Management Solutions from March 2020 to September 2022; Worldwide President, BD Surgery from December 2018 to March 2020.
Roland Goette	63	Executive Vice President and President, EMEA since May 2017.
Pavan Mocherla	56	Executive Vice President and President, Greater Asia since July 2022; Country General Manager, South Asia/Managing Director from December 2017 to June 2022.
Bilal Muhsin	45	Executive Vice President and President of Connected Care Segment since July 2025; Chief Operating Officer of Masimo Corporation from April 2019 to July 2025.
Shana Neal	60	Executive Vice President and Chief People Officer since April 2022; Chief Human Resources Officer of Owens & Minor from April 2018 to March 2022.
David Shan	55	Executive Vice President and Chief Integrated Supply Chain Officer since January 2023; Executive Vice President and Chief Quality Officer from March 2020 to August 2023; Senior Vice President, Global Supply Chain from May 2018 to August 2020.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
BD’s cybersecurity risk management program is focused on maintaining the confidentiality, integrity and availability of BD products, manufacturing and distribution operational technology (“OT”), enterprise IT and BD data. We incorporate cybersecurity risk management into our systems and processes through a comprehensive program guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework 2.0.
Our commitment to cybersecurity includes a total life cycle approach to protecting BD products, manufacturing and distribution OT, enterprise IT and BD data. Using various tools and techniques, we proactively monitor for suspicious activity and perform risk assessments, penetration testing and vulnerability scanning to identify potential threats and vulnerabilities. We also engage independent third parties to conduct cybersecurity assessments and attestations, and we collaborate with government and industry leaders, including industry working groups, to gather and share cybersecurity threat intelligence. We provide mandatory quarterly cybersecurity awareness training tailored to associates’ and contractors’ role-based responsibilities, and we send phishing simulation emails monthly to all users with a BD email address and an assigned computing device. Where permitted by law, we also use tools to monitor the sharing of personal, confidential and proprietary information to detect intentional or unintentional exfiltration from BD systems. Our cybersecurity risk management program includes a documented incident response and critical incident management plan to identify, assess and manage the potential impact of cybersecurity threats or vulnerabilities and prioritize risk mitigation and/or remediation measures to safeguard BD products, manufacturing and distribution OT, enterprise IT and BD data, including data of our customers.
We strive to align BD Information Security policies and procedures with industry best practices, including the NIST Cybersecurity Framework 2.0, International Organization for Standardization (“ISO”)/International Electrotechnical Commission (IEC) 27001:2022 standards for information security, Underwriters Laboratories (“UL”) 2900-1 Cybersecurity Standard for Medical Devices, and U.S. Food and Drug Administration’s pre-market and post-market guidance for cybersecurity in medical devices as required by law under Section 524B of the Federal Food, Drug, and Cosmetic Act (FD&C Act). The Healthcare Sector Coordinating Council (HSCC) Joint Security Plan (JSP) 2.0 is a recognized industry standard that informs how we manage the security of our products. These policies and procedures establish processes for handling data, assets, systems and other technology resources to help protect BD products, manufacturing and distribution OT, enterprise IT and BD data. In 2022, BD achieved ISO/IEC 27001:2022 certification at the enterprise level, demonstrating that BD’s Information Security Management System (ISMS) conforms to internationally recognized cybersecurity standards. In 2025, BD engaged a third-party auditor to complete its third enterprise-level annual surveillance audit for ISO 27001, which determined that BD continues to meet these rigorous standards.
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
We also identify, assess and manage risks associated with our use of third-party service providers and maintain a third-party risk management program that monitors third-party cybersecurity risk throughout the procurement lifecycle—from planning and sourcing through relationship conclusion. This program includes supplier cybersecurity vetting at onboarding, and cybersecurity risk assessments, remediation, and cyber vulnerability monitoring while in-use, and deeper dive cyber risk assessments and security compliance monitoring is in place for our highest-risk suppliers. Our third-party risk management program is assessed for maturity by an independent third party and is aligned with NIST and ISO/IEC frameworks. We remain focused on continuous improvement through intelligence sharing with industry groups.
There can be no assurance that such measures will be sufficient to prevent, mitigate or remediate cybersecurity incidents or breaches. Although we have experienced cyberattacks as discussed in “Item 1A, Risk Factors” above, based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect BD. Despite our efforts in implementing and maintaining our cybersecurity risk management program, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident or breach in the future that may materially affect us. For further discussion of how our business, results of operations, financial condition and cash flows could be materially adversely affected by risks from cybersecurity threats, see “Item 1A, Risk Factors.”
Governance
Our cybersecurity risk management program is led by our Chief Information Security Officer (“CISO”), whose organization is responsible for identifying, assessing and managing risks from cybersecurity threats. Our CISO has over 20 years of experience leading information security, data risk management, application/system development and engineering teams at multiple large, global and publicly traded companies—including several Fortune 500 companies. Our CISO holds Certified Information Systems Security Professional (“CISSP”), Certified Information Security Manager (“CISM”), Certified Information Privacy Professional (“CIPP”) and Security+ certifications and contributes to healthcare industry working groups. Our CISO reports to our Chief Information Officer (CIO), who has overall responsibility for the cybersecurity risk management program and organization. Our CIO has more than 25 years of experience in information technology, business transformation, cybersecurity and technology solutions, including leadership roles at multiple large, global and publicly traded companies—including several Fortune 500 companies. Our Vice President, Research and Development, Product Security (“VP of Product Security”) also supports our cybersecurity risk management program by leading a team of product security professionals focused on cybersecurity across the product lifecycle—including new product development, in-market products and end-of-life strategies—for our portfolio of software-based products. Our VP of Product Security has nearly 20 years of experience in the medical device industry, including at another publicly traded company managing product security, and has also received training from the SANS Institute.
The Board and its committees provide oversight of our ERM program, including our cybersecurity risk management program and the protection and resilience of BD products, manufacturing and distribution OT, enterprise IT and BD data. In addition, our management periodically conducts cybersecurity crisis simulations and shares outcomes with the full Board to raise awareness of cybersecurity risks and enhance our incident response preparedness. We also provide Board members the opportunity to take a cybersecurity training course through an external service provider. The Board delegates oversight of our cybersecurity risk management program to the Audit Committee and the Quality and Regulatory Committee (QRC). The Audit Committee regularly reviews our cybersecurity risk management program with respect to manufacturing and distribution OT and enterprise IT, and the QRC reviews our product cybersecurity program.
Our CISO is supported by and is a member of our Cybersecurity Strategy and Risk Committee (“CSRC”), which is a management-level governance body for oversight of all of our cybersecurity risk. Our VP of Product Security is also a member of the CSRC. On a quarterly basis, our CSRC receives information from our CISO regarding our enterprise IT, manufacturing and distribution OT and product security programs, including the Company’s strategy and progress on key initiatives. We also have an executive-level Enterprise Risk Committee (ERC) that oversees our ERM program and aims to create an enterprise-wide culture that promotes open discussion regarding risk and opportunities and integrates effective risk management into our goals and objectives. As part of integrating cybersecurity risk management into our ERM program, our ERC receives updates from our CIO and CISO on BD’s cybersecurity risk management strategy and program on a regular basis.

In addition to our CSRC and our ERC, we have established processes providing for the escalation of certain cybersecurity incidents and breaches. We maintain a global response plan that sets forth a detailed incident management and reporting protocol designed to respond to cybersecurity incidents and breaches appropriately and efficiently. Our operational team is responsible for communicating the impact and status of certain cybersecurity incidents and breaches to senior management, including the CISO, based on its assessment of the significance of the cybersecurity incident or breach. We also have a committee consisting of senior members of our management, including our CIO and Chief Risk Officer, to evaluate cybersecurity incidents and breaches reported to the committee by our CISO on an ad-hoc basis for potential material impacts on our Company, including its financial condition, results of operations and cash flows, and to have a sub-committee of our disclosure committee assess our public disclosure obligations. The CIO, CISO and other members of the committees are informed about the status, effectiveness and risks associated with our cybersecurity risk management program through their management of and participation in the cybersecurity risk management processes, policies and operations described above.
Our CIO and CISO provide updates to the Audit Committee, and our VP of Product Security provides updates to the QRC, multiple times per year regarding our cybersecurity risk management program, including the results of third-party assessments, progress toward cybersecurity goals and objectives, product cybersecurity matters, third-party risk management, regulatory compliance and other topics as needed. We also have processes by which certain cybersecurity incidents and breaches are escalated and reported to the Board of Directors or a Board committee, as appropriate, based on our management’s assessment of risk.

Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of September 30, 2025, BD owned or leased 290 facilities throughout the world, comprising approximately 26,088,029 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 8,032,762 square feet of owned and 4,415,212 square feet of leased space. The international facilities comprise approximately 10,324,954 square feet of owned and 3,315,101 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
The U.S. facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Washington D.C., Washington, Wisconsin and Puerto Rico.
The international facilities are as follows:
- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia, the Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Ghana, Greece, Hungary, Ireland, Israel, Italy, Kenya, Luxembourg, Netherlands, Norway, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol “BDX”. As of October 31, 2025, there were approximately 9,332 shareholders of record.
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1-31, 2025	1,666	$178.76	—	13,426,039
August 1-31, 2025	1,277,885	195.68	1,277,683	12,148,356
September 1-30, 2025	—	—	—	12,148,356
Total	1,279,551	$195.66	1,277,683	12,148,356
(1)Includes 1,868 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares purchased as further discussed in Note 4 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
(3)Includes 2,148,356 shares remaining under the repurchase program authorized by the Board of Directors on November 3, 2021 and 10 million shares under a repurchase program authorized by the Board of Directors on January 28, 2025. There is no expiration date for either program. In November 2025, the Company repurchased $250 million of its common stock through open market repurchases.
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
As further discussed in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, effective October 1, 2025, we reorganized our organizational units into five distinct, separately-managed segments, based on the nature of our product and service offerings. BD’s new organizational structure is based upon the following five segments: Medical Essentials, Connected Care, BioPharma Systems, Interventional and Life Sciences, which remains a critical part of BD until the separation and combination of our Biosciences and Diagnostic Solutions business with Waters Corporation (“Waters”) is completed. Additional disclosures regarding the agreement to combine our Biosciences and Diagnostic Solutions business with Waters are provided in Note 1 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Strategic Objectives
BD remains focused on delivering durable growth, creating shareholder value and making appropriate investments for the future. Our strategy is anchored in three key pillars: grow, simplify and empower. BD's management team aligns our operating model and investments with these key strategic pillars through continuous focus on the following underlying objectives:
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
Proposed Combination of Our Biosciences and Diagnostic Solutions Business with Waters
As noted above and as further discussed in Note 1 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, we entered into a definitive agreement on July 13, 2025 to combine our Biosciences and Diagnostic Solutions business with Waters in a transaction that is expected to create an innovative life science and diagnostics leader with pioneering technologies.

Acquisition of Edwards Lifesciences’ Critical Care Product Group
On September 3, 2024, we completed the acquisition of Edwards Lifesciences’ Critical Care product group, which we renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”), for total consideration of $3.914 billion. Advanced Patient Monitoring is a global leader in advanced monitoring solutions that expands BD’s portfolio of smart connected care solutions with its growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement our existing technologies serving operating rooms and intensive care units.
BD reports the results associated with Advanced Patient Monitoring’s product offerings as a separate organizational unit within our Medical segment and additional disclosures relating to this acquisition are provided in Notes 11 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
BD’s Divestitures
In August 2023, we completed the sale of the Interventional segment's Surgical Instrumentation platform. The historical financial results for this platform have not been classified as a discontinued operation.
In April 2022, we completed the separation and distribution of Embecta Corp., formerly BD's Diabetes Care business, into a separate, publicly-traded company. Historical financial results have been reflected as discontinued operations in our consolidated financial statements.
Additional disclosures regarding the sale and separation are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Key Trends and Uncertainties Affecting Results of Operations
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and other risks which we continually evaluate to assess their potential impact to our operations and financial results.
We have been experiencing, and may continue to experience, some adverse impact to our results of operations due to market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners. Also, reductions or delays in governmental research funding has caused customers for certain of our instruments to delay or forgo purchases of these products. Lower demand for vaccines has also adversely impacted our results of operations. The future demand for our products and services could be impacted by other factors including higher interest rates and the deterioration of healthcare systems’ budgets.
Additionally, we have experienced, and may continue to experience, temporary shortages in supply of certain materials or components that are used in our products. The stable flow of global transport is critical to our operations and as such, events affecting the flow of logistics around the globe may adversely impact our supply chain and distribution channels. In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations. Also, tariffs, sanctions or other trade barriers imposed by the United States, or against the United States from countries in which we do business, could adversely impact our supply chain costs, results of operations and our financial condition. Based upon the latest published tariffs that are currently in effect, we expect tariffs to adversely impact our operating expense for fiscal year 2026 and potentially beyond, primarily relating to any products (or components) imported from countries across our global supply chain which have no exemption opportunities. We continue to monitor international trade policy-related developments to assess their potential impacts to our operations. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain. In addition, our tariff mitigation strategies may be challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective.
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
For additional information on risk factors that may impact our business, results of operations, financial condition and cash flows, see Part I, Item 1A. Risk Factors.
Summary of Financial Results
Worldwide revenues in 2025 of $21.840 billion increased 8.2% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-year revenues
Volume/other (a)	3.2%
Pricing	(0.3)%
Foreign currency impact	0.1%
Acquisition of Advanced Patient Monitoring	4.8%
Other (b)	0.4%
Increase in revenues from the prior-year period	8.2%
(a)    Volume/other includes revenues attributable to products, services and licensing.
(b)    Represents the impact of accruals recognized in fiscal year 2024 relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to fiscal year 2024. Additional disclosures regarding these legislative and legal matters are provided in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash flows from continuing operating activities were $3.430 billion in 2025. At September 30, 2025, we had $859 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends and during fiscal year 2025, we paid cash dividends to common shareholders of $1.196 billion.We also repurchased approximately $1 billion of our common stock during fiscal year 2025.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The fiscal year 2025 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2025 vs. 2024			2024 vs. 2023
(Millions of dollars)	2025	2024	2023	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$4,575	$4,429	$4,293	3.3%	(0.2)%	3.5%	3.2%	(0.1)%	3.3%
Medication Management Solutions	3,474	3,297	2,980	5.4%	0.2%	5.2%	10.7%	0.2%	10.5%
Pharmaceutical Systems	2,324	2,273	2,229	2.2%	0.6%	1.6%	2.0%	0.2%	1.8%
Advanced Patient Monitoring	1,082	74	—	NM	NM	NM	NM	NM	NM
Total Medical revenues	$11,456	$10,074	$9,502	13.7%	0.1%	13.6%	6.0%	—%	6.0%
"NM" denotes that the percentage change is not meaningful.
The Medical segment’s revenue growth in 2025 primarily reflected the following.
•Volume growth attributable to the Medication Delivery Solutions unit’s Vascular Access Management portfolio and hypodermic products, partially offset by an expected VoBP impact in China.
•Growth in the Medication Management Solutions unit driven by continued strength in sales of infusion systems, partially offset by the timing of dispensing and pharmacy automation installations, based upon customer readiness, in the current year.
•Growth in the Pharmaceutical Systems unit due to high single-digit growth of prefillable solutions in the biologic drug category, partially offset by lower market demand for other product categories.
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
•Overall Medical segment revenue growth in 2024 also reflected the acquired Advanced Patient Monitoring unit’s sales beginning on September 3, 2024.

Medical segment operating income was as follows:

(Millions of dollars)	2025	2024 (a)	2023 (a)
Medical segment operating income	$4,140	$3,583	$3,352

Segment operating income as % of Medical revenues	36.1%	35.6%	35.3%
(a)     Prior-period segment income amounts have been recast to conform to the current year presentation, as further discussed in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
The Medical segment's operating income as a percentage of revenues in 2025 and 2024, compared with the prior-year periods, reflected the following:
•Higher gross profit margin in 2025 compared with 2024 primarily reflected lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives, as well as favorable product mix which was attributable to the Advanced Patient Monitoring unit’s products, partially offset by tariffs and higher labor costs.
•The Medical segment’s gross profit margin in 2024 was flat compared with 2023 and primarily reflected lower manufacturing costs, which resulted from the productivity initiatives noted above, offset by higher raw material and labor costs, as well as unfavorable foreign currency translation.
•Higher selling and administrative expense as a percentage of revenues in 2025 compared with 2024 primarily reflected costs attributable to the Advanced Patient Monitoring unit. Lower selling and administrative expense as a percentage of revenues in 2024 compared with 2023 primarily reflected revenue growth that outpaced spending and lower shipping costs.
•Higher research and development expense as a percentage of revenues in 2025 compared with 2024 which primarily reflected costs attributable to the Advanced Patient Monitoring unit, offset by the timing of project spending. Research and development expense as a percentage of revenues in 2024 was lower compared with 2023, which reflected revenue growth that outpaced project spending.
Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2025 vs. 2024			2024 vs. 2023
(Millions of dollars)	2025	2024	2023	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Specimen Management (a)	$1,871	$1,833	$1,737	2.0%	(0.1)%	2.1%	5.6%	0.1%	5.5%
Diagnostic Solutions (a)	1,838	1,846	1,888	(0.4)%	0.3%	(0.7)%	(2.2)%	(0.1)%	(2.1)%
Biosciences	1,458	1,512	1,509	(3.6)%	0.4%	(4.0)%	0.2%	—%	0.2%
Total Life Sciences revenues	$5,167	$5,191	$5,133	(0.5)%	0.1%	(0.6)%	1.1%	—%	1.1%
(a)     During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
The Life Sciences segment’s revenue growth in 2025 primarily reflected the following:
•Growth in the Specimen Management unit’s BD VacutainerTM portfolio, partially offset by a decline in China.

•A decline in the Diagnostic Solutions unit driven by lower sales of BD BACTECTM blood culture products as customer utilization continues to improve following the resolution of a supply disruption, as well as by lower sales of point-of-care products, partially offset by continued double-digit growth in sales of BD MAXTM IVD.
•A decline in the Biosciences unit due to continued market dynamics impacting sales of instruments, partially offset by strong sales of the recently launched BD FACSDiscoverTM A8 Cell Analyzer.
The Life Sciences segment's revenues in 2024 primarily reflected the following:
•Sales driven by broad volume growth attributable to the Specimen Management unit’s portfolio.
•A decline in the Diagnostic Solutions unit driven by an unfavorable comparison to higher respiratory testing revenues in 2023, including COVID-19-only diagnostic testing revenues.
•Strong demand for the Biosciences unit’s clinical reagents, offset by a decline in sales of the unit’s instrumentation due to a decline in life science research funding, primarily in the United States and China.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2025	2024 (a)	2023 (a)
Life Sciences segment operating income	$1,641	$1,616	$1,599

Segment operating income as % of Life Sciences revenues	31.8%	31.1%	31.2%
(a)     Prior-period segment income amounts have been recast to conform to the current year presentation, as further discussed in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
The Life Sciences segment's operating income as a percentage of revenues in 2025 and 2024, compared with the prior-year periods, reflected the following:
•The Life Sciences segment’s gross profit margin in 2025 was higher compared with 2024, which primarily reflected lower manufacturing costs resulting from continuous improvement projects, supply chain optimization and other productivity initiatives, partially offset by unfavorable impacts from higher labor costs, tariffs and foreign currency translation.
•The Life Sciences segment’s lower gross profit margin in 2024 compared with 2023 primarily reflected higher raw material and labor costs, as well as declines in respiratory illness-related revenues and unfavorable foreign currency translation, partially offset by lower manufacturing costs resulting from the productivity initiatives noted above.
•Selling and administrative expense as a percentage of revenues in 2025 was higher compared with 2024, which primarily reflected the current-period decline in revenues and higher shipping, selling, general and administrative costs. Selling and administrative expense as a percentage of revenues in 2024 was higher compared with 2023, which primarily reflected consistent spending on slower revenue growth.
•Lower research and development expense as a percentage of revenues in 2025 compared with 2024, and in 2024 compared with 2023, primarily reflected the timing of project spending and product launches.

Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2025 vs. 2024			2024 vs. 2023
(Millions of dollars)	2025	2024	2023	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Surgery	$1,572	$1,492	$1,497	5.3%	0.1%	5.2%	(0.3)%	(0.1)%	(0.2)%
Peripheral Intervention	1,996	1,933	1,865	3.3%	0.1%	3.2%	3.7%	(0.4)%	4.1%
Urology and Critical Care	1,649	1,554	1,374	6.1%	0.2%	5.9%	13.1%	(0.5)%	13.6%
Total Interventional revenues	$5,217	$4,980	$4,736	4.8%	0.2%	4.6%	5.1%	(0.4)%	5.5%
The Interventional segment’s revenue growth in 2025 primarily reflected the following:
•Strong growth in sales of the Surgery unit’s advanced tissue regeneration portfolio, as well as the unit’s biosurgery and infection prevention products, partially offset by lower U.S. revenues attributable to legacy hernia products.
•Strong growth in the Peripheral Intervention unit’s peripheral vascular disease portfolio that was particularly driven by sales of the unit’s RotarexTM Atherectomy System, partially offset by an expected VoBP impact in China.
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
•Double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings and current-year licensing revenue.

Interventional segment operating income was as follows:

(Millions of dollars)	2025	2024 (a)	2023 (a)
Interventional segment operating income	$2,253	$2,115	$1,939

Segment operating income as % of Interventional revenues	43.2%	42.5%	40.9%
(a)     Prior-period segment income amounts have been recast to conform to the current year presentation, as further discussed in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
The Interventional segment's operating income as a percentage of revenues in 2025 and 2024, compared with the prior-year periods, reflected the following:
•The Interventional segment’s higher gross profit margin in 2025 compared with 2024 primarily reflected lower manufacturing costs resulting from continuous improvement projects, supply chain optimization and other productivity initiatives, partially offset by unfavorable impacts from tariffs, as well as higher labor and raw material costs.
•The Interventional segment’s higher gross profit margin in 2024 compared with 2023 primarily reflected favorable impacts from product mix and pricing.
•Selling and administrative expense as percentages of revenues in 2025 was flat compared with 2024. Higher research and development expense as a percentage of revenues in 2025 compared with 2024 primarily reflected the timing of project spending.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in 2024 compared with 2023, primarily reflected revenue growth that outpaced spending.
Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2025 vs. 2024			2024 vs. 2023
(Millions of dollars)	2025	2024	2023	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$12,790	$11,663	$11,113	9.7%	—	9.7%	4.9%	—	4.9%
International	9,049	8,515	8,258	6.3%	0.4%	5.9%	3.1%	(0.2)%	3.3%
Total revenues	$21,840	$20,178	$19,372	8.2%	0.1%	8.1%	4.2%	(0.1)%	4.2%
U.S. revenue growth in 2025 was largely driven by the acquired Advanced Patient Monitoring unit’s sales. U.S. revenue growth also reflected strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as the Interventional segment’s Urology and Critical Care unit. U.S. revenue growth in 2025 was partially offset by a decline in the Life Sciences segment’s Diagnostic Solutions unit, as further discussed above.
U.S. revenue growth in 2024 reflected strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as in the Interventional segment’s Urology and Critical Care unit.
International revenue growth in 2025 was largely driven by the acquired Advanced Patient Monitoring unit’s sales. International revenue growth was also driven by sales in the Medical segment’s Medication Delivery Solutions unit, as well as by sales in all of the Interventional segment’s units. International revenue growth also reflected a favorable comparison to the prior-period, which was unfavorably impacted by $62 million of accruals related to the Italian government medical device pay back legislation, as further discussed above. International revenue growth in 2025 was partially offset by a decline in the Life Sciences segment’s Biosciences unit, as further discussed above.
International revenue growth in 2024 was driven by the Medical segment’s Pharmaceutical Systems unit, the Life Sciences segment’s Specimen Management and Diagnostic Solutions units and the Interventional segment’s Peripheral Intervention unit. International revenue growth in 2024 also reflected the unfavorable impact of a $62 million accrual related to the Italian government medical device pay back legislation, as noted above. Additional disclosures regarding this matter are provided in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Emerging market revenues were as follows:

				2025 vs. 2024			2024 vs. 2023
(Millions of dollars)	2025	2024	2023	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$3,133	$3,054	$2,966	2.6%	(1.2)%	3.8%	3.0%	(0.6)%	3.6%
Emerging market revenue growth in 2025 and 2024 primarily reflected strong sales in certain countries within Greater Asia and Latin America. Emerging market revenue growth in 2025 also reflected strong sales in EMA. Emerging market revenue growth in 2025 and 2024 was partially offset by declines in China, as further discussed above.
Specified Items
Reflected in the financial results for 2025, 2024 and 2023 were the following specified items:

(Millions of dollars)	2025	2024	2023
Integration costs (a)	$127	$23	$67
Restructuring costs (a)	275	387	239
Transaction costs (b)	6	48	—
Financing impacts (b)	—	(8)	—
Separation-related items (c)	97	13	14
Purchase accounting adjustments (d)	1,898	1,503	1,434
Product, litigation, and other items (e)	548	346	554
European regulatory initiative-related costs (f)	—	104	139
Total specified items	2,951	2,416	2,448
Less: tax impact of specified items	473	297	399
After-tax impact of specified items	$2,477	$2,119	$2,050

(a)Represents amounts associated with restructuring and acquisition integration activities which are recorded in Integration, restructuring and transaction expense and are further discussed below.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense, and financing impacts, which are recorded in Interest income and Interest expense, associated with the Advanced Patient Monitoring acquisition.
(c)Represents costs recorded to Other operating expense (income), net and incurred in connection with the proposed combination of our Biosciences and Diagnostic Solutions business with Waters, as well as with the fiscal year 2022 separation of BD's former Diabetes Care business.
(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amount in 2025 also includes

$336 million recorded due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts presented include the following:
•The amounts in 2025, 2024 and 2023 included charges related to product liability and certain other legal matters which were recorded to Other operating expense (income), net as detailed further below. The amount in 2024 also reflected accruals related to legislative and legal matters that were recorded to Revenues, as further discussed above in our geographic revenue discussion. Additional disclosures regarding these legal and legislative matters are provided in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
•The amounts in 2025, 2024 and 2023 included charges within Cost of products sold of $98 million, $38 million and $653 million, respectively, to record or adjust future costs estimated for product remediation efforts.
•The amount in 2025 included a non-cash $30 million charge recorded within Research and development expense to write down certain assets in the Life Sciences segment, as further discussed below.
•The amounts in 2025 and 2023 included pension settlement costs of $38 million and $57 million, respectively, which were recorded to Other expense, net, as further discussed in Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
•The amount in 2023 additionally included a gain of $268 million related to the sale of our Surgical Instrumentation platform recorded to Other operating expense (income), net.
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
Gross Profit Margin
The comparisons of gross profit margins in 2025 and 2024 with the prior-year periods reflected the following impacts:

	2025	2024
Gross profit margin % prior-year period	45.2%	42.2%
Impact of purchase accounting adjustments and other specified items	(1.1)%	3.2%
Operating performance	1.5%	0.7%
Foreign currency impact	(0.2)%	(0.9)%
Gross profit margin % current-year period	45.4%	45.2%
The unfavorable impact on gross margin from specified items in 2025 compared with 2024 primarily reflected an impact of $336 million resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date, as well as the impact from amortization of intangibles acquired in the transaction which occurred on September 3, 2024.

The favorable impact on gross margin from specified items in 2024 compared with 2023 primarily reflected a favorable comparison to specified items recorded in 2023, which included $653 million of charges recorded in the Medical segment to adjust the estimate of future product remediation costs, partially offset by an unfavorable impact of $59 million due to a fair value step-up adjustment recorded by the Medical segment in 2024 relating to Advanced Patient Monitoring's inventory on the acquisition date.
Operating performance in 2025 primarily reflected lower manufacturing costs resulting from our ongoing continuous improvement projects, supply chain optimization and other productivity initiatives, partially offset by higher labor costs and tariffs. Operating performance in 2024 primarily reflected lower manufacturing costs from our productivity initiatives and a favorable impact from pricing, partially offset by higher raw material and labor costs and an unfavorable absorption impact of planned inventory reductions.
Operating Expenses
Operating expenses in 2025, 2024 and 2023 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selling and administrative expense	$5,278	$4,857	$4,719
% of revenues	24.2%	24.1%	24.4%	10	(30)

Research and development expense	$1,265	$1,190	$1,237
% of revenues	5.8%	5.9%	6.4%	(10)	(50)

Integration, restructuring and transaction expense	$408	$458	$313

Other operating expense (income), net	$396	$222	$(210)
Selling and administrative
Selling and administrative expense as a percentage of revenues in 2025 was flat compared with 2024, which primarily reflected higher revenues, offset by higher selling costs and higher administrative costs in the current-year period. Selling and administrative expense as a percentage of revenues in 2024 was lower compared with 2023, which primarily reflected higher revenues and lower shipping costs in 2024, partially offset by higher selling costs.
Research and development
Research and development expense as a percentage of revenues in 2025 was flat compared with 2024, which primarily reflected the timing of project spending, offset by a $30 million write-down of certain assets in the Life Sciences segment in the current-year period which is further discussed in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Lower research and development expense as a percentage of revenues in 2024 compared with 2023, primarily reflected the progression of current projects and revenue growth that outpaced project spending. Spending in 2025, 2024 and 2023 reflected our continued commitment to invest in new products and platforms.
Integration, restructuring and transaction expense
The amount in 2025 included integration, restructuring and transaction costs relating to our acquisition of the Advanced Patient Monitoring unit and the amount in 2024 included transaction costs, such as legal, advisory and other costs, relating to this acquisition. Integration expense in 2024 and 2023 additionally included costs related to system integrations. Restructuring expense in 2025, 2024 and 2023 additionally included restructuring costs related to simplification and other cost-saving initiatives. For further disclosures regarding the costs relating to restructurings, refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating expense (income), net
Other operating expense (income) in 2025, 2024 and 2023 included the following items which are further discussed in the Notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data:

(Millions of dollars)	2025	2024	2023
Amounts recorded for product liability and certain other legal matters (see Note 6)	$297	$43	$58
Charge to accrue an estimated liability for the SEC investigation (see Note 6)	—	175	—
Separation-related items (See Note 1)	97	13	14
Gain recognized on sale of business (see Note 2)	—	—	(268)
Other	3	(9)	(14)
Other operating expense (income), net	$396	$222	$(210)
Net Interest Expense

(Millions of dollars)	2025	2024	2023
Interest expense	$(613)	$(528)	$(452)
Interest income	38	163	49
Net interest expense	$(575)	$(364)	$(403)
Higher interest expense in 2025 compared with 2024, and in 2024 compared with 2023, primarily reflected higher total debt outstanding due to the issuance of debt in our third quarter of fiscal year 2024 to fund the cash consideration payable upon our acquisition of Advanced Patient Monitoring. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Lower interest income in 2025 compared with 2024 primarily reflected lower levels of cash on hand and lower overall interest rates, compared with the prior-year period. Higher interest income in 2024 compared with 2023 primarily reflected higher overall interest rates and levels of cash on hand during 2024, compared with the prior-year period.
Income Taxes
The income tax rates for continuing operations in 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Effective income tax rate for continuing operations	10.8%	15.0%	7.9%

Impact, in basis points, from specified items	(320)	150	(500)
The effective income tax rate for continuing operations in 2025 compared with 2024 primarily reflected more favorable discrete items recorded in 2025 and an unfavorable impact to the 2024 rate that was attributable to non-deductible costs. The higher effective income tax rate for continuing operations in 2024 compared with 2023 primarily reflected the unfavorable impact attributable to non-deductible costs recorded in 2024 and the recognition of more favorable discrete items in 2023. Additional disclosures regarding the effective tax rates in

2025, 2024 and 2023 are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations in 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Net income from continuing operations (Millions of dollars)	$1,678	$1,705	$1,530
Diluted earnings per share from continuing operations	$5.82	$5.86	$5.10

Unfavorable impact-specified items	$8.59	$7.28	$7.11
Favorable (unfavorable) impact-foreign currency translation	$0.02	$(0.06)	$(0.31)
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
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We have also hedged the currency exposure associated with investments in certain foreign subsidiaries with instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts. In order to mitigate transactional foreign currency exposures resulting from anticipated intercompany purchases and sales, we have hedged a portion of this currency risk with certain instruments such as foreign exchange forward and option contracts, which are designated as cash flow hedges. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We did not enter into contracts to hedge cash flows against these foreign currency impacts in fiscal year 2025 or 2024.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2025 and 2024, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2025	2024
10% appreciation in U.S. dollar	$(42)	$(143)
10% depreciation in U.S. dollar	$68	$147
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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2025 and 2024, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2025	2024	2025	2024
10% increase in interest rates	$(11)	$(12)	$(1)	$5
10% decrease in interest rates	$11	$12	$1	$(5)
Liquidity and Capital Resources
Our strong financial position and cash flow performance have provided us with the capacity to accelerate our innovation pipeline through investments in research and development, as well as through strategic acquisitions. We believe that our available cash and cash equivalents, our ability to generate operating cash flow, and if needed, our access to borrowings from our financing facilities provide us with sufficient liquidity to satisfy our foreseeable operating needs. The following table summarizes our consolidated statement of cash flows in 2025, 2024 and 2023:

(Millions of dollars)	2025	2024	2023
Net cash provided by (used for) operations
Continuing operating activities	$3,430	$3,844	$2,990
Investing activities	$(818)	$(5,514)	$(716)
Financing activities	$(3,617)	$2,087	$(1,956)
Net Cash Flows from Continuing Operating Activities
Cash flows from operating activities in 2025 were largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory and prepaid expenses, as well as lower levels of accrued expenses. The decrease in accrued expenses included our payment of $175 million relating to the SEC investigation as further discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
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
Net Cash Flows from Investing Activities
Capital expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support the objectives of our growth strategy. Capital expenditures of $760 million, $725 million and $874 million in 2025, 2024 and 2023, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Investments
Cash inflows from investing activities in 2025 included a $422 million net inflow attributable to the maturity of time deposits, compared with a $421 million outflow from investing activities in 2024 attributable to the net purchases of investments, primarily in time deposits.
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
Net Cash Flows from Financing Activities
Net cash flows from financing activities in 2025, 2024 and 2023 included the following significant cash flows:

(Millions of dollars)	2025	2024	2023
Cash inflow (outflow)
Change in short-term debt	$455	$400	$(230)
Proceeds from long-term debt	$—	$4,517	$1,662
Payments of debt	$(1,789)	$(1,142)	$(2,155)
Share repurchases	$(1,000)	$(500)	$—
Dividends paid	$(1,196)	$(1,100)	$(1,114)
In November 2025, we repurchased $250 million of our common stock through open market repurchases. Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 4 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities
Certain measures relating to our total debt were as follows:

	2025	2024	2023
Total debt (Millions of dollars)	$19,181	$20,110	$15,879

Weighted average cost of total debt	3.4%	3.4%	3.0%
Total debt as a percentage of total capital (a)	42.6%	42.9%	37.2%
(a)    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Additional disclosures regarding our debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2025, total worldwide cash and equivalents and short-term investments, including restricted cash, were $859 million and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
During the fourth quarter of fiscal year 2025, the Company refinanced its senior unsecured revolving credit facility that was to expire in September 2027, with a new senior unsecured revolving credit facility that will expire in September 2030. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $236 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2025.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of September 30, 2025.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the five full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $855 million of commercial paper borrowings outstanding as of September 30, 2025. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services (“S&P”), Moody's Investors Service (“Moody's”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2025:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Baa2	BBB
Commercial Paper	A-2	P-2	F2
Outlook	Stable	Stable	Stable
Our corporate credit ratings at September 30, 2025 were unchanged compared with our ratings at September 30, 2024.
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

Our agreements with customers within certain organizational units, primarily Medication Management Solutions, Diagnostic Solutions and Biosciences, contain multiple performance obligations that include both products and certain services noted above. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require judgment. The transaction price for these agreements is allocated to each performance obligation based upon its relative standalone selling price. Standalone selling price is the amount at which we would sell a promised good or service separately to a customer. We generally estimate standalone selling prices using list prices and in consideration of typical discounts offered to customers. The use of alternative estimates could result in a different amount of deferred revenue.
Our gross revenues are subject to a variety of deductions, including rebates. These deductions represent estimates of the related obligations and require judgment when determining the impact on gross revenues for a reporting period. Additional factors considered in the estimate of our rebate liability include the quantification of inventory that is either in stock at or in transit to our distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates.
Impairment of Assets
Goodwill assets are subject to impairment reviews at least annually, or whenever indicators of impairment arise. Intangible assets with finite lives, including developed technology, and other long-lived assets, are periodically reviewed for impairment when impairment indicators are present.
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units represent one level below reporting segments. Our review of goodwill for each reporting unit compares the fair value of the reporting unit, estimated using an income approach, with its carrying value. Our annual goodwill impairment test performed on July 1, 2025 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
We generally use the income approach to derive the fair value for impairment assessments. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to present value using a risk-adjusted discount rate. We selected this method because we believe the income approach most appropriately measures the value of our income producing assets. This approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates, terminal values and other assumptions and estimates. The estimates and assumptions used are consistent with BD’s business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset. Actual results may differ from management’s estimates.
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

We have reviewed our needs in the United States for possible repatriation of undistributed earnings of our foreign subsidiaries and we continue to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, we are permanently reinvested with respect to all of our historical foreign earnings as of September 30, 2025. Additional disclosures regarding our accounting for income taxes are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations, as further discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We establish accruals to the extent losses for individual matters are probable and reasonably estimable based upon our assessment of the likelihood of any adverse judgments or outcomes relative to these matters, as well as the potential ranges of probable losses. Given the uncertain nature of litigation generally, we are not able in all cases to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party.
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
Given the uncertain nature of litigation, we could incur charges in excess of any currently established accruals and, to the extent available, liability insurance and any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations, financial condition and/or consolidated cash flows.
Benefit Plans
We have significant net pension and other postretirement and postemployment benefit obligations and costs that are measured using actuarial valuations, which include assumptions for the discount rate and the expected return on plan assets. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. plans, we will use a discount rate of 5.25% for 2026, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2026, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2026 are provided in Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.5% for the U.S. pension plan in 2026. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.

Sensitivity to changes in key assumptions for our U.S. pension and other postretirement and postemployment plans are as follows:
•Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $3 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement and postemployment benefit plan costs. This estimate assumes no change in the shape or steepness of the company-specific yield curve used to plot the individual spot rates that will be applied to the future cash outflows for future benefit payments in order to calculate interest and service cost.
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
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility (including volatility resulting from the imposition of (and changing policies around) tariffs and related countermeasures), import or export licensing requirements, other governmental restrictions, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt aspects of our supply chain, impair our ability to produce our products, or increase borrowing costs.
•The impact of inflation, tariffs, and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints, disruptions and delays, product shortages, energy shortages or increased energy costs, labor shortages or disputes, and increased operating and labor costs.
•The risks associated with the proposed combination of our Biosciences and Diagnostic Solutions business with Waters, including factors that could delay, prevent or otherwise adversely affect the completion, timing or terms of the proposed transaction, or our ability to realize the expected benefits of the proposed transaction.
•Conditions in international markets, including social and political conditions, geopolitical developments such as the continuation and/or escalation of the situation in Ukraine, the Middle East and Asia, civil unrest, political conflict, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures, barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights, and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms such as the Pillar Two framework) and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, sanctions or other trade barriers imposed by the U.S. (and countermeasures by non-U.S. governments) could adversely impact demand for our products and services, our supply chain costs or otherwise adversely impact our results of operations and future growth. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including the duration of such tariffs, changes in tariff rates, the scope and nature of the tariffs, any countermeasures that target countries may take and the availability of any mitigating actions. In addition, our tariff mitigation strategies may be challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective.
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the Center for Medicaid Services’ Competitive Bidding Program, reimbursement policy changes or the implementation of similar cost-containment efforts.
•Competitive factors that could adversely affect our operations, including new product introductions and technologies, including the use of emerging technologies (such as AI) by our current or future competitors, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets, changes in the practice of medicine or the development of alternative therapies for disease states that may be delivered without a medical device.
•Product efficacy or safety concerns, changes to the labeled use of our products, non-compliance with applicable regulatory requirements regarding our products (such as non-compliance of our products with marketing authorization or registration requirements resulting from modifications to such products, or other factors, including, but not limited to, with respect to BD Alaris™ System and infusion sets and BD VacutainerTM, resulting in product recalls, lost revenue or other actions being taken with respect to products in the field or the ability to continue selling new products to customers (including restrictions on future product clearances and civil penalties), product liability or other claims and damage to our reputation, including products we acquire through acquisitions.
•As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
•Policy and regulatory changes implemented by the U.S. federal government, including the downsizing and reduced funding of certain government agencies and programs as well as changes in the policy positions of such agencies, including the FDA, may affect the approach of agencies with which we typically engage and make regulatory approval processes and ongoing compliance with all applicable rules and regulations more challenging.
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
•Competitive factors that could adversely affect our operations, including new product introductions and technologies, including the use of emerging technologies (such as AI) by our current or future competitors, changes in demand as a result of changes to U.S. federal and state policies (affecting products such as pharmaceuticals and vaccines), consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets and changes in the practice of medicine.
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
•Changes in market dynamics, coverage policies or reimbursement practices, or adverse third-party payer cost containment measures relating to our products and services, which could reduce demand for our products or the price we can charge for such products.
•Changes in the domestic and foreign healthcare industry, in medical or clinical practices or in patient preferences that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation among healthcare providers.
•The effects of regulatory or other events that adversely impact our supply chain, including our ability to manufacture or sterilize our products (particularly where production of a product line or sterilization operations are concentrated in one or a few plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing or sterilization, or provide products to our customers, including events that impact key distributors. In particular, there has been increased regulatory focus on the use and emission of ethylene oxide in sterilization processes, and additional regulatory requirements may be imposed in the future that could adversely impact us or our third-party sterilization providers.
•IT system disruptions, breaches or breakdowns, including through cyberattacks, ransom attacks or cyber-intrusion, which could impair our ability or that of our customers, suppliers and other business partners to conduct business, result in the loss of our trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of patients, including sensitive personal data, or result in efficacy or safety concerns for certain of our products, and result in investigations, legal proceedings, liability, expense or reputational damage or actions by regulatory bodies or civil litigation.
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain and maintain regulatory approvals, clearances and registrations in the U.S. and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which could preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies due to government shutdowns or reductions in government staffing or changes in the regulatory process may also delay product launches and increase development costs.
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
•Risks associated with our development, deployment and use of AI in our products and business operations.
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
•Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation, the development of alternative therapies for disease states that may be delivered without a medical device, or otherwise.
•The impact of climate change, legal, regulatory or market measures to address climate change, such as regulation of greenhouse gas emissions, zero-carbon energy and sustainability mandates and related disclosure requirements, and additional taxes on fuel and energy, or related sustainability efforts, and changing customer and other stakeholder preferences and requirements, such as those regarding the use of materials of concern, shifting demand for products with lower environmental footprints, and for progress toward sustainability goals and greenhouse gas reduction targets.
•Natural disasters, including the impacts of hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events, public health crises (such as pandemics and epidemics), war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affect our manufacturing and distribution capabilities or cause interruptions in our supply chain, and our response may involve the implementation of measures which may not be successful.
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), government contracts and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by us)), potential anti-corruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, environmental and product liability matters (including pending claims relating to ethylene oxide, our hernia repair implant products, surgical continence and pelvic organ prolapse products for women, vena cava filter products and implantable ports, which involve, or could involve in the future, lawsuits seeking class action status or seeking to establish multi-district or other consolidated proceedings), data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including, without limitation, laws relating to sales practices, healthcare, environmental protection and reporting, price controls, privacy, data protection, cybersecurity, AI, employment, labor and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. New environmental laws, particularly with respect to the emission of greenhouse gases, may also increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to us.
•The effect of adverse media exposure or other publicity regarding our business or operations, including the effect on our reputation or demand for its products.
•The effect of market fluctuations on the value of assets in our pension plans and on actuarial interest rate and asset return assumptions, which could require us to make additional contributions to the plans or increase our pension plan expense.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2025.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Thomas E. Polen	/s/ Christopher J. DelOrefice	/s/ Pamela L. Spikner
Thomas E. Polen	Christopher J. DelOrefice	Pamela L. Spikner
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer	Senior Vice President and Controller, Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes — Uncertain tax positions
Description of the Matter
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company conducts business in numerous countries and as a result, files tax returns in those locations. Uncertain tax positions may arise for multiple reasons including, but not limited to, the interpretation of global tax rules and regulations. The Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. The Company has recorded a liability of $285 million related to uncertain tax positions as of September 30, 2025.

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

November 25, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control Over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 25, 2025 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
November 25, 2025

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2025	2024	2023
Revenues	$21,840	$20,178	$19,372

Cost of products sold	11,915	11,053	11,202
Selling and administrative expense	5,278	4,857	4,719
Research and development expense	1,265	1,190	1,237
Integration, restructuring and transaction expense	408	458	313
Other operating expense (income), net	396	222	(210)
Total Operating Costs and Expenses	19,261	17,780	17,261
Operating Income	2,579	2,397	2,111
Interest expense	(613)	(528)	(452)
Interest income	38	163	49
Other expense, net	(123)	(28)	(46)
Income from Continuing Operations Before Income Taxes	1,881	2,005	1,662
Income tax provision	203	300	132
Net Income from Continuing Operations	1,678	1,705	1,530
Loss from Discontinued Operations, Net of Tax	—	—	(46)
Net Income	1,678	1,705	1,484
Preferred stock dividends	—	—	(60)
Net income applicable to common shareholders	$1,678	$1,705	$1,424

Basic Earnings per Share
Income from Continuing Operations	$5.83	$5.88	$5.14
Loss from Discontinued Operations	—	—	(0.16)
Basic Earnings per Share	$5.83	$5.88	$4.97

Diluted Earnings per Share
Income from Continuing Operations	$5.82	$5.86	$5.10
Loss from Discontinued Operations	—	—	(0.16)
Diluted Earnings per Share	$5.82	$5.86	$4.94
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2025	2024	2023
Net Income	$1,678	$1,705	$1,484
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(109)	(166)	(91)
Defined benefit pension and postretirement plans	(79)	14	4
Cash flow hedges	24	(32)	27
Unrealized gain (loss) on available-for-sale debt securities	1	(1)	—
Other Comprehensive Loss, Net of Tax	(163)	(184)	(60)
Comprehensive Income	$1,515	$1,521	$1,424

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2025	2024
Assets
Current Assets
Cash and equivalents	$641	$1,717
Restricted cash	210	139
Short-term investments	8	445
Trade receivables, net	2,994	3,033
Inventories	3,894	3,843
Prepaid expenses and other	1,508	1,292
Total Current Assets	9,255	10,468
Property, Plant and Equipment, Net	6,997	6,821
Goodwill	26,612	26,465
Developed Technology, Net	6,651	7,733
Customer Relationships, Net	2,231	2,635
Other Intangibles, Net	523	549
Other Assets	3,056	2,615
Total Assets	$55,325	$57,286
Liabilities and Shareholders’ Equity
Current Liabilities
Current debt obligations	$1,560	$2,170
Accounts payable	1,974	1,896
Accrued expenses	3,103	3,476
Salaries, wages and related items	1,346	1,246
Income taxes	329	168
Total Current Liabilities	8,313	8,956
Long-Term Debt	17,621	17,940
Long-Term Employee Benefit Obligations	1,069	942
Deferred Income Taxes and Other Liabilities	2,933	3,558
Commitments and Contingencies (See Note 6)
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 370,594,401 shares in 2025 and 2024.	371	371
Capital in excess of par value	20,075	19,893
Retained earnings	16,622	16,139
Deferred compensation	25	25
Treasury stock — 85,192,233 shares in 2025 and 81,493,082 shares in 2024.	(9,808)	(8,807)
Accumulated other comprehensive loss	(1,895)	(1,732)
Total Shareholders’ Equity	25,390	25,890
Total Liabilities and Shareholders’ Equity	$55,325	$57,286

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2025	2024	2023
Operating Activities
Net income	$1,678	$1,705	$1,484
Less: Loss from discontinued operations, net of tax	—	—	(46)
Income from continuing operations, net of tax	1,678	1,705	1,530
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	2,462	2,286	2,288
Share-based compensation	258	247	259
Deferred income taxes	(474)	(211)	(622)
Change in operating assets and liabilities:
Trade receivables, net	71	(453)	(290)
Inventories	(410)	98	(15)
Prepaid expenses and other	(276)	23	192
Accounts payable, income taxes and other liabilities	(185)	625	(517)
Pension obligation	23	(70)	112
Gain on sale of business	—	—	(268)
Product remediation-related charges	98	38	653
Other, net	186	(445)	(332)
Net Cash Provided by Continuing Operating Activities	3,430	3,844	2,990
Investing Activities
Capital expenditures	(760)	(725)	(874)
Maturities and sales (purchases) of investments, net	422	(421)	—
Acquisitions, net of cash acquired	—	(3,924)	—
Proceeds from divestitures, net	—	—	540
Other, net	(480)	(444)	(382)
Net Cash Used for Investing Activities	(818)	(5,514)	(716)
Financing Activities
Change in short-term debt	455	400	(230)
Proceeds from long-term debt	—	4,517	1,662
Payments of debt	(1,789)	(1,142)	(2,155)
Repurchase of common stock	(1,000)	(500)	—
Dividends paid	(1,196)	(1,100)	(1,114)
Other, net	(87)	(89)	(120)
Net Cash (Used for) Provided by Financing Activities	(3,617)	2,087	(1,956)
Discontinued Operations
Net Cash Used for Operating Activities of Discontinued Operations	—	(46)	(1)
Effect of exchange rate changes on cash and equivalents and restricted cash	—	4	5
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(1,005)	375	322
Opening Cash and Equivalents and Restricted Cash	1,856	1,481	1,159
Closing Cash and Equivalents and Restricted Cash	$851	$1,856	$1,481
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Becton, Dickinson and Company
Millions of dollars, except per share amounts or as otherwise specified

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements of Becton, Dickinson and Company (the “Company” or “BD”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The Company’s fiscal year ends on September 30.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 20 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $728 million, $676 million, and $696 million in fiscal years 2025, 2024 and 2023, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill that arises from acquisitions of businesses. The Company reviews goodwill for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
below an operating segment, referred to as a component. The Company’s reporting units represent one level below reporting segments. The Company reviews goodwill for each reporting unit by comparing the fair value of the reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2025 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
Amortized intangible assets include certain assets which arise from acquisitions and have finite useful lives. Developed technology assets represent acquired intellectual property that is already technologically feasible upon the acquisition date or acquired in-process research and development assets that are completed subsequent to acquisition. Developed technology assets are generally amortized over periods ranging from 15 to 20 years, using the straight-line method. Customer relationship assets are generally amortized over periods ranging from 10 to 15 years, using the straight-line method. Other intangibles with finite useful lives, which include patents, are amortized over periods principally ranging from one to 40 years, using the straight-line method. Finite-lived intangible assets, including developed technology assets, are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted cash flows. The carrying values of these finite-lived assets are compared to the undiscounted cash flows they are expected to generate and an impairment loss is recognized in operating results to the extent any finite-lived intangible asset’s carrying value exceeds its calculated fair value.
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
 Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within Selling and administrative expense. Shipping expense was $736 million, $702 million, and $733 million in 2025, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Contingencies
The Company establishes accruals for losses which are both probable and can be reasonably estimated. Additional disclosures regarding the Company's accounting for contingencies are provided in Note 6.
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
Income Taxes
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its foreign subsidiaries and continues to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings as of September 30, 2025. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
The Company is subject to tax on global intangible low-taxed income (“GILTI”) earned by certain of its foreign subsidiaries. The Company has elected to account for its GILTI tax due as a period expense in the year the tax is incurred.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
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
The transaction is structured as a Reverse Morris Trust, where the BD Biosciences and Diagnostic Solutions business will be spun-off to BD shareholders and simultaneously merged with a wholly-owned subsidiary of Waters. BD’s shareholders are expected to own approximately 39.2% of the combined company, and existing Waters’ shareholders are expected to own approximately 60.8% of the combined company. In connection with the transaction, BD expects to receive a cash distribution of approximately $4 billion prior to completion of the combination, subject to adjustment for cash, working capital, and indebtedness. The transaction is expected to be generally tax-free for U.S. federal income tax purposes to BD and BD’s shareholders. Waters is expected to assume approximately $4 billion of incremental debt. The transaction is expected to close around the end of the first quarter of calendar year 2026, subject to receipt of required regulatory approvals, Waters shareholder approval, compliance with applicable U.S. Securities Exchange Commission (“SEC”) requirements, the receipt of a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain matters germane to the U.S. federal income tax consequences of the transactions, and satisfaction of other customary closing conditions.
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
Spin-Off of Embecta Corp.
In fiscal year 2023, the Company recorded expenses of $46 million within Loss from Discontinued Operations, Net of Tax related to a foreign tax associated with the April 1, 2022 spin-off of the Company’s former Diabetes Care business as a separate publicly traded company named Embecta.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Note 3 — Accounting Changes
New Accounting Principles Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires more disaggregated expense information about a public entity’s reportable segments on an annual and interim basis. This standard became effective for the Company, on a retrospective basis, for its fiscal year 2025 reporting and for interim periods beginning in its fiscal year 2026. Disclosures regarding the Company’s reportable segments are provided in Note 8.
In September 2022, the FASB issued an accounting standard update that requires additional qualitative and quantitative disclosures regarding supplier finance programs. The new disclosure requirements are intended to help investors better consider the effect of these programs on a company’s working capital, liquidity, and cash flows. The Company adopted this accounting standard on October 1, 2023. Disclosures regarding the Company’s supplier finance programs are provided in Note 15.
New Accounting Principles Not Yet Adopted
In September 2025, the FASB issued an accounting standard update to amend the criteria for capitalizing internal-use software costs. This update is intended to modernize the accounting for software costs by replacing the legacy guidance under which capitalization is based on the nature of costs and the project development stage. This update requires software capitalization to begin when (1) management has authorized and committed funding to the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The update is effective for the Company beginning in its fiscal year 2029, with early adoption permitted. The Company is currently assessing the potential impact of this update on its consolidated financial statements.
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
In December 2023, the FASB issued an accounting standard update that requires more disaggregated information to be included in the income tax rate reconciliation and income taxes paid annual disclosures. This update is effective for the Company beginning in its fiscal year 2026. The Company is currently evaluating the impact that this update will have on its disclosures.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Note 4 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	1,484	—	—	—
Cash dividends:
Common ($3.64 per share)	—	—	(1,046)	—	—	—
Preferred	—	—	(60)	—	—	—
Issuance of shares for preferred shares converted to common shares (a)	6	(4)	—	—	—	—
Issuance of shares under employee and other plans, net	—	(88)	—	1	1,056	24
Share-based compensation	—	259	—	—	—	—
Common stock held in trusts, net (b)	—	—	—	—	24	—
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	1,705	—	—	—
Cash dividends:
Common ($3.80 per share)	—	—	(1,100)	—	—	—
Issuance of shares under employee and other plans, net	—	(73)	—	1	801	2
Share-based compensation	—	247	—	—	—	—
Common stock held in trusts, net (b)	—	—	—	—	27	—
Repurchase of common stock (c)	—	—	—	—	(2,118)	(503)
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	1,678	—	—	—
Cash dividends:
Common ($4.16 per share)	—	—	(1,196)	—	—	—
Issuance of shares under employee and other plans, net	—	(76)	—	—	820	5
Share-based compensation	—	258	—	—	—	—
Common stock held in trusts, net (b)	—	—	—	—	14	—
Repurchase of common stock (c)	—	—	—	—	(4,533)	(1,006)
Balance at September 30, 2025	$371	$20,075	$16,622	$25	(85,192)	$(9,808)
(a)Represents the conversion, in accordance with their terms, of 1.500 million mandatory convertible preferred shares that were issued in May 2020 into 5.955 million shares of BD common stock on the mandatory conversion date of June 1, 2023.
(b)Consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
(c)Includes excise tax on share repurchases.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Share Repurchases
In fiscal year 2025, the Company executed and settled an accelerated share repurchase (“ASR”) agreement for the repurchase of 3.256 million shares of its common stock for total consideration of $750 million. The Company also repurchased 1.278 million shares of its common stock through open market repurchases, for total consideration of $250 million. These share repurchase transactions were recorded as increases to Treasury stock.
In fiscal year 2024, the Company executed and settled ASR agreements for the repurchase of 2.118 million shares of its common stock for total consideration of $500 million which was recorded as an increase to Treasury stock.
In November 2025, the Company repurchased $250 million of its common stock through open market repurchases, which will be recorded as an increase to Treasury stock in the first quarter of fiscal year 2026.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on November 3, 2021 for 10 million shares of BD common stock. On January 28, 2025, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock. There is no expiration date for either program, and as of September 30, 2025, approximately 12 million shares remained unused under these programs.
The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans	Cash Flow Hedges (b)	Available-for-Sale Debt Securities
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75	$—
Other comprehensive (loss) income before reclassifications, net of taxes	(106)	(91)	(37)	21	—
Amounts reclassified into income, net of taxes	46	—	41	6	—
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive loss before reclassifications, net of taxes	(227)	(166)	(32)	(28)	(1)
Amounts reclassified into income, net of taxes	42	—	46	(4)	—
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive (loss) income before reclassifications, net of taxes	(198)	(109)	(111)	21	1
Amounts reclassified into income, net of taxes	35	—	32	3	—
Balance at September 30, 2025	$(1,895)	$(1,353)	$(636)	$94	$—
(a)    Includes net losses relating to net investment hedges and amounts relating to intercompany balances of a long-term investment nature.
(b)    The amount during the year ended September 30, 2025 is primarily related to foreign exchange contracts. The amount during the year ended September 30, 2024 is primarily related to foreign exchange contracts as well as forward starting interest rate swaps, which were terminated during fiscal year 2024. The amount during the year ended September 30, 2023 is primarily related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 14.
The tax impacts for benefit plans and cash flow hedges recognized in other comprehensive income before reclassifications in 2025, 2024 and 2023 were immaterial to the Company's consolidated financial results. The

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
tax impacts for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges in 2025, 2024 and 2023 were also immaterial to the Company’s consolidated financial results.

Note 5 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2025	2024	2023
Average common shares outstanding	287,648	289,763	286,282
Dilutive share equivalents from share-based plans (a) (b)	861	1,246	2,110
Average common and common equivalent shares outstanding — assuming dilution	288,509	291,009	288,392
(a)In 2023, dilutive share equivalents associated with mandatory convertible preferred stock of 4 million were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. All of the mandatory convertible preferred shares outstanding were converted during fiscal year 2023, as further discussed in Note 4.
(b)In 2025 and 2024, 4 million and 1 million, respectively, of certain share-based compensation awards were excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares. In 2023, no such awards were excluded from the diluted earnings per share calculation. Additional disclosures regarding the Company’s share-based compensation are provided in Note 9.
Note 6 — Commitments and Contingencies
Commitments
The Company has certain future purchase commitments entered in the normal course of business to meet operational and capital requirements. As of September 30, 2025, these commitments aggregated to approximately $1.751 billion and will largely be expended within the next year.
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
In accordance with U.S. GAAP, the Company establishes accruals to the extent losses are probable and reasonably estimable. With respect to putative class action lawsuits and certain tort actions in the United States and certain of the Canadian lawsuits described below or in its other SEC filings, the Company may not be able to determine if a probable loss exists or estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to certain of the civil investigative demands (“CIDs”) served by the Department of Justice, which are discussed below, the Company may not be able to determine if a

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
probable loss exists, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of September 30, 2025, the Company is defending approximately 6,905 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2024 were approximately 6,610 following the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s existing hernia litigation. This increase in the number of outstanding hernia repair device claims did not materially impact the Company’s accrual for this matter, because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Amounts payable pursuant to the settlement agreement that was consummated in the fourth quarter of fiscal year 2024 to resolve the vast majority of the Company’s hernia litigation are included within its recorded accrual for this matter and will be paid out over a multi-year period.
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
The Company also continues to be a defendant in certain other mass tort litigation. As of September 30, 2025, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court, and the Company’s line of inferior vena cava filter products, which are pending in various jurisdictions. As of September 30, 2025, the Company is defending approximately 2,380 product liability claims involving the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona, with the first scheduled trial to commence in April 2026. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Other Matters
On November 2, 2020, a putative shareholder derivative action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, derivatively on behalf of the Company, against certain of the Company’s directors and officers. The complaint asserts claims for breach of fiduciary duty; violations of sections 10(b), 14(a) and 21D of the Securities Exchange Act of 1934 (the “Exchange Act”), and insider trading. The complaint principally alleges that the Company made misleading statements regarding AlarisTM infusion pumps in a proxy statement and other SEC filings. A second federal derivative action was filed on January 24, 2021, and the two actions were consolidated and stayed. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the derivative actions, and demanded, among other things, that the Board of Directors pursue claims against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands, communicating its determination to counsel for

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
the shareholders. On January 10, 2023, one of the two shareholders referenced above filed a separate derivative action that: (i) is generally consistent with the shareholder letter and the two prior actions; and (ii) purports to challenge the reasonableness of the special committee’s process and determination. That action was also stayed. Following entry of a stipulated scheduling order for an amended complaint and motion to dismiss the consolidated federal action, the case schedule was adjourned without date pending mediation. On September 10, 2024, the Company received an additional substantially identical shareholder demand letter and on September 26, 2024, that shareholder filed a second substantially identical state court derivative action. In November 2024, the Company entered into an agreement in principle to resolve this matter for an amount that was immaterial to the Company’s consolidated financial results. On August 11, 2025, the court issued its final approval of the settlement, concluding this matter.
In December 2024, the Company reached an agreement to resolve a matter with the Enforcement Division of the SEC relating to, among other things, certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021. Per the terms of the settlement, BD paid the SEC $175 million in the first quarter of fiscal year 2025, which was previously accrued as of September 30, 2024. Also, as part of its settlement, the Company has engaged and is working with an independent compliance consultant to review practices and procedures relating to the evaluation of product recalls and remediation under U.S. GAAP and its disclosure controls and procedures, including but not limited to controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, operating events, trends, and uncertainties.
In July 2017, C.R. Bard, which was acquired by the Company in December 2017, received a CID from the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company has responded to these requests and met with the Department of Justice in February and July 2024. In September 2025, an agreement was reached to resolve this matter for an amount that was immaterial to the Company’s consolidated financial results.
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
In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and set forth a preliminary case assessment, and the Company is cooperating with the government, responding to these requests and the assessment.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of September 30, 2025, the Company has approximately 405 of such suits involving approximately 415 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
On May 2, 2025, the compensatory phase of the first trial in these cases resulted in the jury awarding the plaintiff $20 million in compensatory damages with the matter proceeding to a punitive phase. On May 6, 2025, the jury made a punitive damages finding in the amount of $50 million, which was set aside by the court as the judge declared a mistrial as to this phase of the trial. The mistrial was declared because the jury was not unanimous regarding the issue of specific intent to cause harm, which is required in a case like this for a punitive damages award above a $250,000 cap. After declaring a mistrial in the punitive phase, the court asked for briefing as to potential broader ramifications of that declaration, ruling on September 15, 2025, that a retrial would only be on the issue of specific intent to cause harm and not a complete mistrial which the Company sought. The trial court also permitted the Company to seek appellate review, which the Georgia Court of Appeals accepted on October 23, 2025. At this time, no judgment has been entered in the case, which is still pending. No amounts have been accrued with respect to this individual case because there is no judgment and there are a multitude of strong appellate issues, which the Company is pursuing.
In 2015, legislation was enacted in Italy which requires medical technology companies to make payments to the Italian government if Italy’s medical device expenditures exceed annual regional expenditure ceilings. The amount of these payments is based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty has existed regarding the enforceability and implementation of this payback legislation since it was enacted and the Company, as well as other medical device companies, have filed appeals which challenge the enforceability of this legislation. In July 2024, the Italian Constitutional Court affirmed the constitutionality of the medical device payback legislation. During its fourth quarter of fiscal year 2025, the Company made a payment to settle its obligations for calendar years 2015 through 2018 in accordance with an Economy Decree issued by the Italian government in June 2025 which allowed companies, upon their closure of all pending litigation relating to amounts due for calendar years 2015 through 2018, to pay 25% of the invoiced amounts for those years. No payment requests have been issued to the Company for any subsequent years and ultimate resolution for amounts that may be due for these later years is unknown at this time. As such, it is possible that the amount of the Company’s liability could differ from its currently accrued amount.
In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Company’s liability recorded for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities was $98 million as of September 30, 2025. Since receipt of the Warning Letter, the Company has continued to assess, based upon currently available information, the resources that will be required to address the non-conformities cited in the Warning Letter while optimizing the customer experience and ensuring the Company’s remediation plans can be fully executed within its planned timelines. Charges of $98 million were recorded during fiscal year 2025 and were attributable to additional resources that were determined, based upon information that became available during the fiscal year, to be necessary to execute the Company’s remediation plans. The Company submitted a comprehensive response to address FDA’s feedback in the Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the noted non-conformities, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business. The Company believes that it has meritorious defenses and is vigorously defending itself in each of these matters.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
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
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The Company also is subject to administrative proceedings under environmental laws in jurisdictions outside the United States. The affected sites are in varying stages of development. In some instances, the remediation has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs. While it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, the Company does not expect these proceedings to have a material adverse effect on its consolidated results of operations and/or consolidated cash flows.
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other litigated matters, and may, from time-to-time, engage in settlement discussions and mediations taking into consideration, among other things, developments in the litigation and the risks and uncertainties associated therewith. These activities have resulted in confidential settlements and going forward could result in further settlements, the terms of which may be confidential and could be significant and result in charges in excess of accruals. A determination of the accrual amounts for these contingencies is made after analysis of each litigation matter. When appropriate, the accrual is developed with the consultation of outside counsel regarding the nature, timing, and extent of each matter.
During fiscal years 2025, 2024 and 2023, the Company recorded pre-tax charges to Other operating expense (income), net, of approximately $297 million, $218 million, and $58 million, respectively, related to certain of the matters discussed above.
The Company considers relevant information when estimating its accruals for product liability and other legal matters, including, but not limited to: the nature, number, and quality of unfiled and filed claims; the rate of claims being filed; the status of settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar settlements; historical information regarding settlements involving the Company; and the stage of litigation. Because currently available information is often limited, there is inherent uncertainty and volatility relating to the Company’s estimates of liability. As additional information becomes available, the Company records adjustments to its accruals as required.
Accruals for the Company’s product liability claims and certain other legal matters, which are discussed above, as well as legal defense costs for certain of these matters, amounted to approximately $1.8 billion and $1.9 billion at September 30, 2025 and 2024, respectively. A substantial portion of these accruals are recorded within Deferred Income Taxes and Other Liabilities and the remainder are recorded within Total Current Liabilities on the Company’s consolidated balance sheets. The Company’s accruals for product liability and certain other legal matters as of September 30, 2025, as compared with September 30, 2024, primarily reflected payments of settlements and legal fees, partially offset by an increase in accruals for certain matters.
The particular outcome in any one trial is typically not representative of potential outcomes of all cases or claims. Because any accrual already contemplates a wide range of possible outcomes, including those with a de minimis value, individual outcomes generally do not impact the value of other cases in the total case inventory or the overall product liability accrual.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
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
Note 7 — Revenues
The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public. In the current and prior-year periods, the Company generated revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.
Timing of Revenue Recognition
The Company’s revenues are primarily recognized when the customer obtains control of the product sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. Revenues associated with certain instruments and equipment for which installation is complex, and therefore significantly affects the customer’s ability to use and benefit from the product, are recognized when customer acceptance of these installed products has been confirmed. For certain service arrangements, including extended warranty and software maintenance contracts, revenue is recognized ratably over the contract term. The majority of revenues relating to extended warranty contracts associated with certain instruments and equipment is generally recognized within a few years whereas deferred revenue relating to software maintenance contracts is generally recognized over a longer period.
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
Payment terms extended to the Company’s customers are based upon commercially reasonable terms for the markets in which the Company's products are sold. Because the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer, the Company does not generally adjust its revenues for the effects of a financing component. The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer-specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectable. The allowance for doubtful accounts for trade receivables is not material to the Company's consolidated financial results.
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company’s agreements with its end-user customers. Additional factors considered in the estimate of the Company’s rebate liability include the quantification of inventory that is either in stock at or in transit to the Company's distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Accounts payable or Accrued expenses, depending on the form of settlement and were $905 million and $749 million at September 30, 2025

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
and 2024, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company’s revenues. Additional disclosures relating to sales discounts and sales returns are provided in Note 19.
The Company’s agreements with customers within certain organizational units including Medication Management Solutions, Diagnostic Solutions and Biosciences, contain multiple performance obligations including both products and certain services noted above. The transaction price for these agreements is allocated to each performance obligation based upon its relative standalone selling price. Standalone selling price is the amount at which the Company would sell a promised good or service separately to a customer. The Company generally estimates standalone selling prices using its list prices and in consideration of typical discounts offered to customers.
Effects of Revenue Arrangements on Consolidated Balance Sheets
Due to the nature of the majority of the Company’s products and services, the Company typically does not incur costs to fulfill a contract in advance of providing the customer with goods or services. Capitalized contract costs associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company’s consolidated balance sheets. The Company's costs to obtain contracts are comprised of sales commissions which are paid to the Company's employees or third party agents. The majority of the sales commissions incurred by the Company relate to revenue that is recognized over a period that is less than one year and as such, the Company has elected a practical expedient provided under ASC 606 to record the majority of its expense associated with sales commissions as it is incurred. Commissions relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company’s consolidated balance sheets.
The Company records contract liabilities for unearned revenue that is allocated to performance obligations such as extended warranty and software maintenance contracts, which are performed over time as discussed further above. Accrued expenses on the Company’s consolidated balance sheet as of September 30, 2025 and 2024, included approximately $481 million and $482 million, respectively, of contract liabilities. The Company’s liability for product warranties provided under its agreements with customers is not material to its consolidated balance sheets.
Remaining Performance Obligations
The Company’s obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company’s Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided, are estimated to be approximately $2.8 billion at September 30, 2025. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company’s Medication Management Solutions, Medication Delivery Solutions, Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.3 billion at September 30, 2025. This revenue will be recognized over the customer relationship periods.
Disaggregation of Revenues
A disaggregation of the Company’s revenues by segment, organizational unit and geographic region is provided in Note 8.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Note 8 — Segment Data
The Company's organizational structure is based upon three worldwide business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional (“Interventional”). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company’s Chairman, Chief Executive Officer and President is its chief operating decision maker (“CODM”).
Medical
Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by Medical are hospitals and clinics, physicians’ office practices, consumers and retail pharmacies, governmental and nonprofit public health agencies, pharmaceutical companies, and healthcare workers. Medical consists of the following organizational units: Medication Delivery Solutions, Medication Management Solutions, Pharmaceutical Systems, and Advanced Patient Monitoring.
Life Sciences
Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections and cancers. In addition, Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; physicians’ office practices; academic and government institutions; and pharmaceutical and biotechnology companies. Life Sciences consists of the following organizational units: Specimen Management, Diagnostic Solutions, and Biosciences.
Interventional
Interventional provides vascular, urology, oncology and surgical specialty products that are intended to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by Interventional are hospitals, ambulatory surgery centers, individual healthcare professionals, extended care facilities, alternate site facilities, and patients via the segment's Homecare business. Interventional consists of the following organizational units: Surgery, Peripheral Intervention, and Urology and Critical Care.
Additional Segment Information
Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.
The Company presents segment results on a consistent basis with internal reporting regularly reviewed by the CODM, on both a reported and a foreign currency-neutral basis, to evaluate business segment performance, as compared to budget, and allocate resources such as capital and headcount. Business segment performance is evaluated based on operating income before taxes excluding certain corporate expenses and other adjustments that are not considered part of ordinary operations. Such adjustments primarily include: amortization and other adjustments related to the purchase accounting for acquisitions; certain product remediation costs; amounts related to certain legal matters; costs associated with restructuring and integration activities; acquisition-related transaction costs and separation-related items; and costs incurred to develop processes and systems to establish initial compliance with the European Union Medical Device Regulation and the European Union In Vitro Diagnostic Medical Device Regulation. These amounts are included in the reconciliation of segment operating income to the Company’s Income from Continuing Operations Before Income Taxes, below. Prior period segment amounts have been recast to conform to the current year presentation.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The Company’s CODM does not receive any asset information by business segment and, as such, the Company does not report asset information by business segment.
Effective October 1, 2025, the Company reorganized its organizational units into five distinct, separately-managed segments, which are based on the nature of the Company’s product and service offerings. The Company’s new organizational structure consists of the following reportable segments and their respective organizational units:

Reportable Segment:	Organizational Units:
Medical Essentials	Medication Delivery Solutions, Specimen Management
Connected Care	Medication Management Solutions, Advanced Patient Monitoring
BioPharma Systems	Pharmaceutical Systems
Interventional	Urology and Critical Care, Peripheral Intervention, Surgery
Life Sciences (a)	Diagnostic Solutions and Biosciences
(a)The proposed combination of the Company’s Biosciences and Diagnostic Solutions business with Waters is expected to close around the end of the first quarter of calendar year 2026, as further discussed in Note 1. Post-closing, the Life Sciences segment will be eliminated, and the Company will consist of the remaining four reportable segments.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The Company’s segment revenues are detailed below. The Company has no material intersegment revenues.

(Millions of dollars)	2025			2024			2023
	United States	International	Total	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$2,789	$1,787	$4,575	$2,661	$1,768	$4,429	$2,519	$1,774	$4,293
Medication Management Solutions	2,810	664	3,474	2,627	670	3,297	2,303	677	2,980
Pharmaceutical Systems	659	1,666	2,324	629	1,644	2,273	666	1,563	2,229
Advanced Patient Monitoring	658	424	1,082	47	27	74	—	—	—
Total segment revenues	$6,916	$4,540	$11,456	$5,964	$4,110	$10,074	$5,488	$4,014	$9,502

Life Sciences
Specimen Management (a)	$981	$890	$1,871	$952	$882	$1,833	$906	$831	$1,737
Diagnostic Solutions (a)	755	1,083	1,838	782	1,064	1,846	869	1,019	1,888
Biosciences	593	865	1,458	577	935	1,512	603	906	1,509
Total segment revenues	$2,328	$2,838	$5,167	$2,310	$2,881	$5,191	$2,377	$2,756	$5,133

Interventional
Surgery	$1,175	$397	$1,572	$1,130	$363	$1,492	$1,159	$338	$1,497
Peripheral Intervention	1,067	929	1,996	1,029	904	1,933	1,016	849	1,865
Urology and Critical Care	1,303	345	1,649	1,236	319	1,554	1,073	301	1,374
Total segment revenues	$3,545	$1,671	$5,217	$3,394	$1,586	$4,980	$3,247	$1,489	$4,736

Other (b)	$—	$—	$—	$(6)	$(62)	$(67)	$—	$—	$—

Total Company revenues from continuing operations	$12,790	$9,049	$21,840	$11,663	$8,515	$20,178	$11,113	$8,258	$19,372
(a)During the first quarter of fiscal year 2025, Life Sciences split its former Integrated Diagnostic Solutions organizational unit into two units to better align BD resources with the distinct needs of each business.
(b)Represents the recognition of accruals related to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to fiscal year 2024. Such amounts were not allocated to the Company’s reportable segments, and these matters are further discussed in Note 6.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The following tables include the significant expenses by segment that are regularly provided to the CODM and a reconciliation of segment operating income to Income from Continuing Operations before Income Taxes.

Fiscal Year 2025

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Revenues	$11,456	$5,167	$5,217	$21,840
Segment expenses:
Cost of products sold	5,464	2,490	1,712	9,666
% of revenues	47.7%	48.2%	32.8%
Selling and administrative expense	1,312	721	997	3,030
% of revenues	11.5%	14.0%	19.1%
Research and development expense	523	315	255	1,092
% of revenues	4.6%	6.1%	4.9%
Other operating expense, net	17	—	—	17
% of revenues	0.2%	—%	—%
Segment Operating Income	$4,140	$1,641	$2,253	$8,034
% of revenues	36.1%	31.8%	43.2%

Unallocated items
Net interest expense				(575)
Corporate administrative and other unallocated (a)				(2,628)
Specified items:
Purchase accounting adjustments (b)				(1,898)
Integration, restructuring and transaction expense				(408)
Product, litigation, and other items (c)				(548)
Separation-related items (d)				(97)
Income from Continuing Operations Before Income Taxes				$1,881

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Fiscal Year 2024

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Revenues	$10,074	$5,191	$4,980	$20,245
Segment expenses:
Cost of products sold	5,015	2,538	1,693	9,245
% of revenues	49.8%	48.9%	34.0%
Selling and administrative expense	1,031	702	945	2,679
% of revenues	10.2%	13.5%	19.0%
Research and development expense	447	336	226	1,009
% of revenues	4.4%	6.5%	4.5%
Other operating income, net	(2)	—	—	(2)
% of revenues	—%	—%	—%
Segment Operating Income	$3,583	$1,616	$2,115	$7,314
% of revenues	35.6%	31.1%	42.5%

Unallocated items
Net interest expense				(364)
Corporate administrative and other unallocated (a)				(2,529)
Specified items:
Purchase accounting adjustments (b)				(1,503)
Integration, restructuring and transaction expense				(458)
Product, litigation, and other items (c)				(346)
Financing impacts				8
Separation-related items (d)				(13)
European regulatory initiative-related costs				(104)
Income from Continuing Operations Before Income Taxes				$2,005

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Fiscal Year 2023

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Revenues	$9,502	$5,133	$4,736	$19,372
Segment expenses:
Cost of products sold	4,719	2,489	1,650	8,858
% of revenues	49.7%	48.5%	34.8%
Selling and administrative expense	993	680	926	2,599
% of revenues	10.4%	13.3%	19.6%
Research and development expense	445	371	225	1,041
% of revenues	4.7%	7.2%	4.7%
Other operating income, net	(6)	(6)	(4)	(16)
% of revenues	(0.1)%	(0.1)%	(0.1)%
Segment Operating Income	$3,352	$1,599	$1,939	$6,891
% of revenues	35.3%	31.2%	40.9%

Unallocated items
Net interest expense				(403)
Corporate administrative and other unallocated (a)				(2,378)
Specified items:
Purchase accounting adjustments (b)				(1,434)
Integration, restructuring and transaction expense				(306)
Product, litigation, and other items (c)				(554)
Separation-related items (d)				(14)
European regulatory initiative-related costs				(139)
Income from Continuing Operations Before Income Taxes				$1,662
(a)Primarily comprised of corporate general and administrative expenses, share-based compensation expense, and foreign exchange.
(b)Includes amortization and other adjustments related to the purchase accounting for acquisitions. The Company’s amortization expense is recorded in Cost of products sold. The amount in 2025 includes $336 million recorded due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(c)Includes certain items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amount in 2025 included charges of $98 million to Cost of products sold to adjust the estimate of future product remediation costs and charges of $297 million to Other operating expense (income), net, related to product liability and certain other legal matters. The amount in 2024 included $67 million of accruals recorded to Revenues relating to the Italian government medical device pay back legislation, as well as another legal matter, and which substantially relate to years prior to fiscal year 2024 and a charge of $175 million to accrue an estimated liability for the SEC investigation. These matters are further discussed in Note 6. The amount in 2023 included charges within Cost of products sold of $653 million to record or adjust future costs estimated for product remediation efforts, which is further discussed in Note 6, and a pre-tax gain recognized on the Company's sale of its Surgical Instrumentation platform of approximately $268 million, which is further discussed in Note 2.
(d)Represents costs recorded to Other operating expense (income), net incurred in connection with the proposed combination of BD’s Biosciences and Diagnostic Solutions business with Waters, as further discussed in Note 1, for fiscal year 2025, and the separation of BD's former Diabetes Care business in fiscal years 2024 and 2023.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Segment information for both capital expenditures and depreciation and amortization is provided below.

(Millions of dollars)	2025	2024	2023
Capital Expenditures
Medical	$469	$438	$563
Life Sciences	121	114	139
Interventional	142	127	138
Corporate and All Other	28	46	35
Total Capital Expenditures	$760	$725	$874
Depreciation and Amortization
Medical	$1,393	$1,216	$1,199
Life Sciences	261	272	277
Interventional	795	786	799
Corporate and All Other	14	13	13
Total Depreciation and Amortization	$2,462	$2,286	$2,288
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
The table below shows revenues from continuing operations and long-lived assets of continuing operations by geographic area:

(Millions of dollars)	2025	2024	2023
Revenues
United States	$12,790	$11,663	$11,113
EMEA	4,729	4,402	4,244
Greater Asia	3,093	2,906	2,913
Other	1,227	1,207	1,102
	$21,840	$20,178	$19,372
Long-Lived Assets
United States	$34,778	$35,526	$35,732
EMEA	6,759	6,706	5,317
Greater Asia	1,586	1,580	1,521
Other	2,447	2,548	1,116
Corporate	500	459	418
	$46,070	$46,818	$44,104

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
The fair value of share-based payments is recognized as compensation expense in net income. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2025	2024	2023
Cost of products sold	$53	$51	$50
Selling and administrative expense	160	156	170
Research and development expense	44	42	41
Integration, restructuring and transaction expense	5	—	—
Total share-based compensation cost	$262	$249	$261

Tax benefit associated with share-based compensation costs recognized	$60	$58	$58
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

	2025	2024	2023
Risk-free interest rate	4.24%	4.51%	3.78%
Expected volatility	21.0%	22.0%	21.0%
Expected dividend yield	1.86%	1.59%	1.53%
Expected life	7.0 years	7.0 years	7.0 years
Fair value derived	$54.39	$63.05	$57.80
 Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 0.1 million shares during 2025 to satisfy the SARs exercised.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
A summary of SARs outstanding as of September 30, 2025 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	4,995	$217.07
Granted	520	221.60
Exercised	(373)	136.19
Forfeited, canceled or expired	(181)	232.87
Balance at September 30	4,961	$223.05	5.00	$22
Vested and expected to vest at September 30	4,842	222.83	4.92	$22
Exercisable at September 30	3,769	$220.25	3.99	$22
A summary of SARs exercised during 2025, 2024 and 2023 is as follows:

(Millions of dollars)	2025	2024	2023
Total intrinsic value of SARs exercised	$31	$25	$126
Total fair value of SARs vested	$30	$31	$34

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a performance period of three years. The performance measures for fiscal years 2025, 2024 and 2023 were average annual currency-neutral revenue growth and average annual return on invested capital, with the combined factor subject to adjustment based on the Company's relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies). Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the performance period of three years.
Time-vested restricted stock unit awards generally vest on a graded basis over a period of three years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all time-vested restricted stock units is based on the market value of the Company’s stock on the date of grant.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
A summary of restricted stock units outstanding as of September 30, 2025 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	991		$229.02	1,693	$227.20
Granted	493		214.38	1,167	211.46
Distributed	(127)		238.50	(561)	231.65
Forfeited or canceled	(240)		231.73	(408)	229.05
Balance at September 30	1,117	(a)	$220.89	1,891	$215.75
Expected to vest at September 30	393	(b)	$221.45	1,788	$215.80
(a)Based on 200% of target payout for performance-based restricted units.
(b)Net of expected forfeited units and units in excess of the expected performance payout of 78 thousand and 645 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2025, 2024 and 2023 are as follows:

	Performance-Based			Time-Vested
	2025	2024	2023	2025	2024	2023
Weighted average grant date fair value of units granted	$214.38	$223.60	$227.11	$211.46	$231.32	$231.58
The total fair value of stock units vested during 2025, 2024 and 2023 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2025	2024	2023	2025	2024	2023
Total fair value of units vested	$45	$45	$28	$189	$179	$169
At September 30, 2025, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.27 and 0.92 years, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2025, is approximately $266 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.9 years. At September 30, 2025, 8.5 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2025, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2025, 88 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2025, 179 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.
Note 10 — Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and in certain international locations. Postretirement healthcare and life insurance benefits provided to qualifying

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
domestic retirees as well as other postretirement benefit plans in international countries are not material. The measurement date used for the Company’s employee benefit plans is September 30.
Effective September 30, 2024, the Company froze its U.S. Plan, and its plan participants, which include legacy Bard U.S. pension plan participants, no longer accrue benefits under the plan subsequent to this date. Both the legacy BD U.S. pension and legacy Bard U.S. pension plans had already been frozen to new participants effective January 1, 2018 and January 1, 2011, respectively.
Generally, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other expense, net on its consolidated statements of income.
Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2025	2024	2023
Service cost	$34	$88	$91
Interest cost	123	139	129
Expected return on plan assets	(163)	(150)	(141)
Amortization of prior service credit	—	(4)	(7)
Amortization of loss	31	57	58
Settlement and curtailment loss, net	44	1	44
Net pension cost	$68	$131	$174

Net pension cost included in the preceding table that is attributable to international plans	$33	$28	$25
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. The settlement losses recorded in 2025 and 2023 included lump sum benefit payments primarily associated with the Company’s U.S. pension plan. A curtailment gain was also recognized in 2023 related the freeze of the U.S. pension plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the consolidated balance sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2025	2024
Change in benefit obligation:
Beginning obligation	$2,913	$2,617
Service cost	34	88
Interest cost	123	139
Benefits paid	(74)	(201)
Actuarial (gain) loss	(33)	241
Curtailments/settlements	(163)	(21)
Other, includes translation	36	51
Benefit obligation at September 30	$2,837	$2,913
Change in fair value of plan assets:
Beginning fair value	$2,557	$2,129
Actual return on plan assets	73	395
Employer contribution	46	200
Benefits paid	(74)	(201)
Settlements	(163)	(21)
Other, includes translation	28	54
Plan assets at September 30	$2,466	$2,557
Funded Status at September 30:
Unfunded benefit obligation	$(371)	$(356)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other Assets	$129	$99
Salaries, wages and related items	(18)	(12)
Long-term Employee Benefit Obligations	(482)	(443)
Net amount recognized	$(371)	$(356)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$1	$2
Net actuarial loss	(621)	(636)
Net amount recognized	$(620)	$(634)
International pension plan assets at fair value included in the preceding table were $895 million and $880 million at September 30, 2025 and 2024, respectively. The international pension plan projected benefit obligations were $987 million and $992 million at September 30, 2025 and 2024, respectively.
The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $79 million and $94 million at September 30, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2025	2024	2025	2024
Projected benefit obligation	$2,335	$2,382	$2,354	$2,382
Accumulated benefit obligation	$2,272	$2,318
Fair value of plan assets	$1,836	$1,927	$1,854	$1,927
The weighted average assumptions used in determining pension plan information were as follows:

	2025	2024	2023
Net Cost
Discount rate:
U.S. plans (a)	4.98%	6.01%	5.62%
International plans	3.88	4.52	4.26
Expected return on plan assets:
U.S. plans	7.50	7.50	7.25
International plans	5.36	5.30	5.02
Rate of compensation increase:
U.S. plans	4.00	4.00	4.51
International plans	2.81	2.81	2.86
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	2.21	2.16	1.98
Benefit Obligation
Discount rate:
U.S. plans	5.25	4.98	6.01
International plans	4.25	3.88	4.62
Rate of compensation increase:
U.S. plans	4.00	4.00	4.00
International plans	2.75	2.81	2.86
Cash balance plan interest crediting rate:
U.S. plans	4.50	4.00	4.00
International plans	2.44	2.21	2.21
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made a discretionary contribution to its U.S. pension plan of $150 million during fiscal year 2024. The Company did not make any required contributions in fiscal year 2025 and does not anticipate any significant required contributions to its pension plans in fiscal year 2026.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans
2026	$240
2027	223
2028	221
2029	213
2030	215
2031-2035	1,015
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
U.S. Plans
The Company’s U.S. pension plans comprise 64% of total benefit plan investments, based on September 30, 2025 market values, and have a target asset mix of 45% liability hedging fixed income, 22% diversifying investments and 33% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, leveraged loans and emerging markets bonds.
The actual portfolio investment mix may, from time to time, deviate from the established target mix due to various factors such as normal market fluctuations, the reliance on estimates in connection with the determination of allocations and normal portfolio activity such as additions and withdrawals. Rebalancing of the asset portfolio is required at least quarterly to address any allocations that deviate from the established target allocations in excess of defined allowable ranges. The target allocations are subject to periodic review, including a review of the asset portfolio’s performance, by the named fiduciary of the plans. Any tactical deviations from the established asset mix require the approval of the named fiduciary.
The U.S. plans may enter into both exchange traded and non-exchange traded derivative transactions in order to manage interest rate exposure, volatility, term structure of interest rates, and sector and currency exposures within the fixed income portfolios and to support efficient portfolio management. The Company has established minimum credit quality standards for counterparties in such transactions.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2025 and 2024. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

					Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Level 1		Level 2		Level 3
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Fixed Income:
Corporate bonds	$422	$518	$—	$—	$273	$296	$149	$222	$—	$—
Government and agency-U.S.	179	159	—	—	173	149	6	10	—	—
Government and agency-Foreign	52	31	—	—	—	—	52	31	—	—
Other fixed income	103	53	47	—	41	25	14	28	—	—
Equity securities	520	582	61	71	460	512	—	—	—	—
Cash and cash equivalents	170	172	—	—	170	172	—	—	—	—
Other	126	162	50	75	75	87	—	—	—	—
Fair value of plan assets	$1,572	$1,676	$158	$146	$1,192	$1,240	$221	$291	$—	$—
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
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
International Plans
International plan assets comprise 36% of the Company’s total benefit plan assets, based on market value at September 30, 2025. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2025 and 2024.

			Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total International Plan Asset Balances		Level 1		Level 2		Level 3 (a)
	2025	2024	2025	2024	2025	2024	2025	2024
Fixed Income:
Corporate bonds	$105	$114	$90	$92	$6	$9	$8	$13
Government and agency-U.S.	6	9	6	7	—	2	—	—
Government and agency-Foreign	247	223	181	188	59	28	6	7
Other fixed income	54	52	51	44	3	9	—	—
Equity securities	177	196	151	166	1	—	25	30
Cash and cash equivalents	14	13	12	11	—	—	2	2
Real estate	50	44	1	1	40	34	9	9
Insurance contracts	111	113	—	—	—	—	111	113
Other	131	117	92	92	14	3	25	22
Fair value of plan assets	$895	$880	$584	$600	$124	$85	$187	$195
(a)Changes in the fair value of international pension assets measured using Level 3 inputs for the years ended September 30, 2025 and 2024 were immaterial.

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
Defined Contribution Plans
The cost of voluntary defined contribution plans which provide for a Company match or contribution was $262 million in 2025, $195 million in 2024, and $156 million in 2023.
Note 11 — Acquisitions
Advanced Patient Monitoring
On September 3, 2024, the Company completed its acquisition of Edwards Lifesciences’ Critical Care product group, which was renamed as BD Advanced Patient Monitoring (“Advanced Patient Monitoring”). Since the acquisition date, financial results for Advanced Patient Monitoring’s product offerings are reported as a separate organizational unit within the Medical segment. Advanced Patient Monitoring is a global leader in advanced monitoring solutions that expands the Company’s portfolio of smart connected care solutions with its growing set of leading monitoring technologies, advanced AI-enabled clinical decision tools and robust innovation pipeline that complement the Company's existing technologies serving operating rooms and intensive care units. The Company funded the transaction with cash on hand, using net proceeds raised through debt issuances in the third quarter of fiscal year 2024, as further discussed in Note 16, and borrowings under its commercial paper program. The acquisition was accounted for under the acquisition method of accounting for business combinations.
The fair value of consideration transferred in connection with the acquisition was $3.914 billion. The assets acquired and the liabilities assumed in this acquisition included developed technology intangible assets of $722 million, customer relationships intangible assets of $657 million and $635 million of other net assets, which are primarily inventory. The goodwill recorded from the excess of the purchase price over the fair value of the acquired net assets was $1.900 billion, which related to synergies expected to be gained from combining operations of the acquiree and acquirer, as well as revenue and cash flow projections associated with future

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
innovative technologies expected to occur. The goodwill to be deductible for tax purposes is approximately $1.1 billion.
The Company included Advanced Patient Monitoring in its consolidated results of operations beginning on September 3, 2024. The Company’s unaudited pro forma Revenues for fiscal years 2024 and 2023, giving effect as if Advanced Patient Monitoring had been acquired as of October 1, 2022, were $21.1 billion and $20.3 billion, respectively. The calculation of pro forma Net Income for fiscal years 2024 and 2023 is not practicable because of complexities associated with its hypothetical calculation.
Note 12 — Business Restructuring Charges
The Company incurred restructuring costs, primarily in connection with the Company's simplification and other cost-saving initiatives that are part of its strategic objectives, which were largely recorded within Integration, restructuring and transaction expense on its consolidated statements of income. These simplification and other cost-saving initiatives are focused on reducing complexity, optimizing the Company’s supply chain efficiency, streamlining its global manufacturing footprint, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity in 2025, 2024 and 2023 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2022	$24	$11	$35
Charged to expense	117	122	239
Cash payments	(62)	(103)	(165)
Non-cash settlements	—	(30)	(30)
Other adjustments	—	1	1
Balance at September 30, 2023	$79	$1	$80
Charged to expense	80	307	387
Cash payments	(103)	(202)	(305)
Non-cash settlements	—	(104)	(104)
Other adjustments	2	—	2
Balance at September 30, 2024	$58	$2	$60
Charged to expense	45	230	275
Cash payments	(72)	(159)	(231)
Non-cash settlements	—	(43)	(43)
Other adjustments	2	—	2
Balance at September 30, 2025	$33	$30	$63
(a)Primarily consists of non-employee-related costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs, facility exit costs, inventory write-offs and long-lived asset impairments and disposals, which are discussed further in Note 15.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Note 13 — Intangible Assets
Intangible assets at September 30 consisted of:

	2025			2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,876	$(9,225)	$6,651	$15,827	$(8,094)	$7,733
Customer relationships	5,522	(3,291)	2,231	5,513	(2,878)	2,635
Patents, trademarks and other	1,251	(745)	507	1,185	(682)	503
Amortized intangible assets	$22,649	$(13,261)	$9,389	$22,525	$(11,654)	$10,871

Unamortized intangible assets
Acquired in-process research and development	$14			$44
Trademarks	2			2
Unamortized intangible assets	$16			$46
Intangible amortization expense was $1.586 billion, $1.468 billion, and $1.465 billion in 2025, 2024 and 2023, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2026 to 2030 are as follows: 2026 — $1.538 billion; 2027 — $1.462 billion; 2028 — $1.370 billion; 2029 — $1.257 billion; 2030 — $904 million.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2023	$10,955	$897	$12,670	$24,522
Acquisitions (a)	1,833	—	—	1,833
Currency translation	43	7	59	109
Goodwill as of September 30, 2024	$12,832	$904	$12,729	$26,465
Acquisitions (b)	—	4	—	4
Purchase price allocation adjustments	67	—	—	67
Currency translation	34	6	35	75
Goodwill as of September 30, 2025	$12,934	$914	$12,764	$26,612
(a)Represents goodwill recognized in the Medical segment upon the Company's acquisition of Advanced Patient Monitoring, which is further discussed in Note 11
(b)Represents goodwill recognized relative to a certain acquisition in fiscal year 2025, which was not material.
Note 14 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at September 30, 2025 and 2024 were not material. The effects on the Company’s financial performance and cash flows are provided below.

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
The notional amounts of the Company’s foreign currency-related derivative instruments as of September 30, 2025 and 2024 were as follows:

(Millions of dollars)	Hedge Designation	2025	2024
Foreign exchange contracts (a)	Undesignated	$5,710	$4,521
Foreign exchange contracts (b)	Cash flow hedges	1,170	543
Foreign currency-denominated debt (c)	Net investment hedges	2,630	3,065
Cross-currency swaps (d)	Net investment hedges	1,054	1,366
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the years ending September 30, 2025, 2024 and 2023 are detailed in Note 19.
(b)Represents foreign exchange contracts related to anticipated intercompany purchases and sales, which generally have durations of less than eighteen months.
(c)Represents foreign currency-denominated long-term notes outstanding, which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
(d)Represents cross-currency swaps, which were effective as economic hedges of net investments in certain of the Company’s foreign subsidiaries.
Net gains or losses resulting from the change in fair value of the foreign exchange contracts designated as cash flow hedges are initially recorded within Other comprehensive income (loss) and reclassified into earnings upon the occurrence of the related underlying third-party transaction. If foreign exchange contracts designated as cash flow hedges are terminated prematurely as a result of the hedged transaction being probable of not occurring, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is immediately reclassified into Revenues or Cost of products sold (depending on whether the hedged item is an intercompany sale or purchase). Net after tax gains of $27 million were recognized in Other comprehensive income (loss) during 2025, and amounts recognized during 2024 were immaterial. Amounts reclassified from Accumulated other comprehensive income (loss) into earnings relating to these cash flow hedges were immaterial during 2025, and no amounts were reclassified from Accumulated other comprehensive income (loss) into earnings relating to these cash flow hedges during 2024. The Company did not have foreign exchange contracts designated as cash flow hedges during 2023. The amounts expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months are not material to the Company's consolidated financial results.

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
Net losses recorded to Accumulated other comprehensive income (loss) relating to the Company’s net investment hedges as of September 30, 2025, 2024 and 2023 were as follows:

(Millions of dollars)	2025	2024	2023
Foreign currency-denominated debt	(107)	(96)	(155)
Cross-currency swaps (a)	(18)	(71)	(70)
(a)The amounts in 2025, 2024 and 2023 include net of tax (losses) gains recognized on terminated cross-currency swaps of $(42) million, $9 million, and $13 million, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss), net of tax. If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from Accumulated other comprehensive income (loss) relating to cash flow hedges during 2025, 2024 and 2023, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company’s consolidated financial results.
Net after-tax (losses) gains were recorded in Other comprehensive income (loss) relating to interest rate cash flow hedges of $(10) million, and $23 million in fiscal years 2024 and 2023, respectively. Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during fiscal year 2024 included a net after-tax gain of $67 million that was realized upon the Company’s termination of its forward starting interest rate swaps in fiscal year 2024.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the years ended September 30, 2025 and 2024 were immaterial to the Company’s consolidated financial results.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The notional amounts of the Company’s interest rate-related derivative instruments as of September 30, 2025 and 2024 were as follows:

(Millions of dollars)	Hedge Designation	2025	2024
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company’s commodity derivative forward contracts at September 30, 2025 and 2024 were immaterial to the Company's consolidated financial results.

Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at September 30, 2025 and 2024 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	2025	2024
Cash and equivalents	$641	$1,717
Restricted cash	210	139
Cash and equivalents and restricted cash	$851	$1,856
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement (See Note 1)	2025	2024
Institutional money market accounts (a)	Level 1	$18	$285
Current portion of long-term debt (b)	Level 2	700	1,748
Long-term debt (b)	Level 2	16,745	17,199
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
Nonrecurring Fair Value Measurements
In fiscal year 2025, the Company recorded a non-cash asset impairment charge of $30 million to Research and development expense to write down the carrying value of certain assets in the Life Sciences segment. Also in fiscal year 2025, the Company recorded non-cash asset impairment charges of $24 million to

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Integration, restructuring and transaction expense to write down the carrying value of certain fixed assets. In fiscal year 2024, the Company recorded non-cash asset impairment charges of $83 million to Integration, restructuring and transaction expense to write down the carrying value of certain fixed assets. The amounts recognized were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated based upon a market participant's perspective using Level 3 measurements, including values estimated using the income approach.
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

(Millions of dollars)	2025	2024	2023
Trade receivables transferred to third parties under factoring arrangements	$1,560	$1,385	$2,615

(Millions of dollars)	2025	2024
Amounts yet to be collected and remitted to the third parties	$389	$254
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. Outstanding payables related to supplier finance programs are recorded within Accounts payable on the Company's consolidated balance

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
sheets. A rollforward of the Company’s outstanding obligations under its supplier finance programs is provided below.

(Millions of dollars)
Balance at September 30, 2024	$112
Additions	807
Settlements	(686)
Balance at September 30, 2025	$234
Note 16 — Debt
Current debt obligations
The carrying value of Current debt obligations, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2025	2024
Commercial paper borrowings		$855	$400
Current portion of long-term debt
3.734% Notes due December 15, 2024	(a)	—	875
3.020% Notes due May 24, 2025	(a)	—	335
0.034% Notes due August 13, 2025	(a)	—	559
1.208% Notes due June 4, 2026		704	—
Other		1	1
Total current debt obligations		$1,560	$2,170
(a)All of the aggregate principal amount outstanding was retired upon maturity during fiscal 2025, as further discussed below.
The weighted average interest rates for current debt obligations were 2.89% and 2.91% at September 30, 2025 and 2024, respectively.
From time to time, the Company may access the commercial paper market as it manages working capital over the normal course of its business activities. The Company’s U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases, and repayments of debt. The Company utilized commercial paper borrowings in the fourth quarter of fiscal year 2024 to partially fund the Advanced Patient Monitoring acquisition, as further discussed in Note 11.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Long-term debt
The carrying value of Long-Term Debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)	2025	2024
1.208% Notes due June 4, 2026	—	671
6.700% Notes due December 1, 2026	154	158
1.900% Notes due December 15, 2026	586	559
3.700% Notes due June 6, 2027	1,722	1,721
7.000% Debentures due August 1, 2027	117	118
4.693% Notes due February 13, 2028	798	797
6.700% Debentures due August 1, 2028	114	115
0.334% Notes due August 13, 2028	1,054	1,004
4.874% Notes due February 8, 2029	622	622
5.081% Notes due June 7, 2029	597	596
3.553% Notes due September 13, 2029	936	891
2.823% Notes due May 20, 2030	747	746
3.519% Notes due February 8, 2031	876	835
1.957% Notes due February 11, 2031	995	994
3.828% Notes due June 7, 2032	1,168	1,113
4.298% Notes due August 22, 2032	496	496
5.110% Notes due February 8, 2034	546	545
1.213% Notes due February 12, 2036	701	668
4.029% Notes due June 7, 2036	933	889
6.000% Notes due May 15, 2039	121	121
5.000% Notes due November 12, 2040	90	90
1.336% Notes due August 13, 2041	1,049	999
4.875% Notes due May 15, 2044	244	244
4.685% Notes due December 15, 2044	938	934
4.669% Notes due June 6, 2047	1,462	1,460
3.794% Notes due May 20, 2050	554	554
Other long-term debt	1	1
Total Long-Term Debt	$17,621	$17,940
The aggregate annual maturities of Long-Term Debt including interest during the fiscal years ending September 30, 2026 to 2030 are as follows: 2026 — $2.228 billion; 2027 — $3.163 billion; 2028 — $2.486 billion; 2029 — $2.629 billion; 2030 — $1.144 billion.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Other current credit facilities
During the fourth quarter of fiscal year 2025, the Company refinanced its existing senior unsecured revolving credit facility, which was scheduled to mature in September 2027, with a new senior unsecured revolving credit facility maturing in September 2030. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $236 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions, including the consent of the lenders. The credit facility provides that the Company may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l. (“Becton Finance”), an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under either credit facility as of September 30, 2025 and 2024. In addition, the Company has informal lines of credit outside of the United States.
Debt issuances
The Company issued the following U.S. dollar-denominated debt during fiscal year 2024:

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
Also in fiscal year 2024, Becton Finance issued Euro-denominated notes, listed below, which are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company’s subsidiaries provide any guarantees with respect to these notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Finance, or any other of the Company’s subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets. The notes issued by Becton Finance included the following:

Interest rate and maturity	Period issued	Amount issued (Millions of Euros)	Amount issued (Millions of dollars)	Use of proceeds
4.029% Notes due June 7, 2036	Third quarter 2024	€800	$869	Funding of the cash consideration and related fees and expenses for the Advanced Patient Monitoring acquisition and for general corporate purposes
Debt retirements
The Company’s retirements of debt upon maturity in fiscal years 2025 and 2024 included the following:

Principal, interest rate, and maturity	Period of retirement
€500 million ($584 million) of 0.034% notes due August 13, 2025	Fourth quarter 2025
£250 million ($339 million) of 3.020% notes due May 24, 2025	Third quarter 2025
$875 million of 3.734% notes due December 15, 2024	First quarter 2025
$998 million of 3.363% notes due June 6, 2024	Third quarter 2024
$144 million of 3.875% notes due May 15, 2024	Third quarter 2024
Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2025	2024	2023
Charged to operations	$613	$528	$452
Capitalized	62	57	51
Total interest costs	$675	$584	$503
Interest paid, net of amounts capitalized	$628	$473	$452
Note 17 — Income Taxes
Provision for Income Taxes
The provision (benefit) for income taxes for the years ended September 30 consisted of:

(Millions of dollars)	2025	2024	2023
Current:
Federal	$152	$132	$364
State and local, including Puerto Rico	55	17	87
Foreign	471	362	303
	$677	$511	$754
Deferred:
Domestic	$(343)	$(169)	$(644)
Foreign	(131)	(42)	22
	(474)	(211)	(622)
Income tax provision	$203	$300	$132

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
The components of Income from Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2025	2024	2023
Domestic, including Puerto Rico	$(11)	$336	$358
Foreign	1,892	1,669	1,304
Income from Continuing Operations Before Income Taxes	$1,881	$2,005	$1,662
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

(Millions of dollars)	2025	2024	2023
Balance at October 1	$221	$269	$267
Increase due to current year tax positions	40	22	22
Increase due to prior year tax positions	5	—	33
Decreases due to prior year tax positions	—	—	(29)
Decrease due to settlements with tax authorities	(16)	(64)	(6)
Decrease due to lapse of statute of limitations	(10)	(6)	(18)
Balance at September 30	$240	$221	$269

Unrecognized tax benefits that would affect the effective tax rate if recognized	$285	$257	$366
The following were included for the years ended September 30 as a component of Income tax provision on the consolidated statements of income.

(Millions of dollars)	2025	2024	2023
Interest and penalties associated with unrecognized tax benefits	$15	$42	$20
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit of the BD combined company through fiscal year 2017. The IRS is reviewing BD’s fiscal years 2018 through 2023. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2016.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2025		2024
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$431	$—	$405	$—
Property and equipment	—	359	—	391
Intangibles	—	1,324	—	1,612
Loss and credit carryforwards	3,476	—	2,954	—
Product remediation and other liabilities	180	—	261	—
Capitalized research and development expenses (a)	446	—	364	—
Other	638	89	504	64
	5,171	1,771	4,489	2,067
Valuation allowance	(3,431)	—	(2,990)	—
Net (b)	$1,740	$1,771	$1,498	$2,067
(a)As required by the 2017 Tax Cuts and Jobs Act, the Company’s research and development expenditures were capitalized and amortized in fiscal years 2025 and 2024 for income tax purposes. This resulted in an increase in cash tax paid in both years with a corresponding deferred tax benefit.
(b)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. The Company asserts indefinite reinvestment for all historical unremitted foreign earnings as of September 30, 2025. Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries as of September 30, 2025 since the determination of the total amount of unrecognized deferred tax liability is not practicable.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2025 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance at September 30, 2025 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain state carryforwards that may not be realized. The net change during the year in the total valuation allowance is attributable to foreign losses and credits.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate for continuing operations was as follows:

	2025	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(0.1)	(0.7)	(1.0)
Foreign income tax at rates other than 21%	(14.0)	(9.1)	(8.2)
Effect of foreign operations	10.4	4.3	(3.9)
Effect of Research Credits, FDII and other credits (a)	(2.3)	(22.1)	(3.2)
Effect of share-based compensation	(0.2)	(0.3)	(0.4)
Effect of gain on divestitures	—	—	3.2
Effect of valuation allowance on non-U.S. tax credits (a)	(5.0)	19.3	—
Effect of nondeductible costs (b)	—	2.2	—
Other, net	1.0	0.4	0.4
Effective income tax rate	10.8%	15.0%	7.9%
(a)During fiscal year 2024, the Company was granted non-U.S. tax credits, for which a full valuation allowance was established. Fiscal year 2025 reflects the valuation allowance activity related to non-U.S. tax credits.
(b)Primarily related to the estimated liability recorded as a result of the SEC investigation, as further discussed in Note 6.
Tax Holidays and Payments
The approximate tax impacts related to tax holidays in various countries in which the Company does business are provided below. The tax holidays expire at various dates through 2039. The Company’s income tax payments, net of refunds are also provided below.

(Millions of dollars, except per share amounts)	2025	2024	2023
Tax impact related to tax holidays	$435	$414	$363
Impact of tax holiday on diluted earnings per share	1.51	1.42	1.26
Income tax payments, net of refunds	599	653	629
New Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA introduces amendments to U.S. tax laws, effective on various dates from 2025 to 2027. The Company is assessing the implications of this new U.S. tax legislation; however, it did not materially impact the Company’s consolidated financial results for fiscal year 2025.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Note 18 — Leases
The Company leases real estate, vehicles, and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 8.3 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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
The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. The weighted-average incremental borrowing rate that has been applied to measure the Company’s lease liabilities is 4.6%.
The Company’s lease costs recorded in its consolidated statements of income for the years ended September 30, 2025, 2024 and 2023 were $196 million, $190 million, and $145 million, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheet as of September 30, 2025 and 2024 were as follows:

(Millions of dollars)	2025	2024
Right-of-use assets recorded in Other Assets	$885	$876
Current lease liabilities recorded in Accrued expenses	135	142
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	704	667
The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
2026	$169
2027	144
2028	116
2029	98
2030	89
Thereafter	416
Total payments due	1,032
Less: imputed interest	193
Total	$839

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Note 19 — Supplemental Financial Information
Other Expense, Net

(Millions of dollars)	2025	2024	2023
Other investment (losses) gains, net (a)	$(5)	$5	$(3)
Deferred compensation	28	57	32
Net pension and postretirement benefit cost (b)	(84)	(65)	(98)
Net foreign exchange losses (c)	(47)	(47)	(36)
Service agreement (expense) income, net (d)	(14)	26	59
Other	(1)	(4)	—
Other expense, net	$(123)	$(28)	$(46)
(a)The amounts include (losses) gains recognized relating to certain equity investments.
(b)Represents all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, including pension settlement expenses of $38 million and $57 million in fiscal years 2025 and 2023, respectively.
(c)Represents net gains and losses from transactional foreign exchange exposures, offset by net gains and losses on undesignated foreign exchange derivatives.
(d)The amount in fiscal year 2025 represents the costs of transition service agreements resulting from the acquisition of Advanced Patient Monitoring in fiscal year 2024. The amounts in fiscal years 2024 and 2023 consist of net income from transition and logistics service agreements with Embecta following the spin-off of the Company’s former diabetes care business in fiscal year 2022.
Trade Receivables, Net
The amounts recognized in 2025, 2024 and 2023 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2022	$65		$16	$81
Additions charged to costs and expenses	9		100	109
Deductions and other	(10)	(a)	(100)	(110)
Balance at September 30, 2023	$65		$16	$81
Additions charged to costs and expenses	30		91	121
Deductions and other	(30)	(a)	(93)	(124)
Balance at September 30, 2024	$64		$15	$79
Additions charged to costs and expenses	44		88	132
Deductions and other	(26)	(a)	(91)	(118)
Balance at September 30, 2025	$82		$11	$94
(a)Accounts written off.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2025	2024
Materials	$860	$803
Work in process	490	443
Finished products	2,544	2,597
	$3,894	$3,843
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2025	2024
Land	$128	$129
Buildings	3,895	3,733
Machinery, equipment and fixtures	10,759	10,197
Leasehold improvements	331	320
	15,113	14,378
Less accumulated depreciation and amortization	8,116	7,557
	$6,997	$6,821

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8. Financial Statements and Supplementary Data, and are incorporated herein by reference.
Item 9B.    Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
Other than as set forth below, none of our directors and officers adopted, terminated or modified any “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act during the three months ended September 30, 2025:
On August 13, 2025, Thomas E. Polen, Chairman, Chief Executive Officer and President of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Polen’s plan is for: (i) the exercise of up to 47,700 stock appreciation rights (“SARs”) at various exercise prices, net of shares withheld to satisfy applicable taxes. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 1, 2026.
On August 13, 2025, Michael Garrison, Executive Vice President and President, Medical Segment of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Garrison’s plan is for: (i) the exercise of up to 3,054 SARs at various exercise prices, net of shares withheld to satisfy applicable taxes, (iii) the sale of up to 999 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes, and (iv) the sale of up to 4,063 shares of BD’s common stock upon the vesting of performance units, subject to the final payout factor and net of shares withheld to satisfy applicable taxes. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 3, 2026.
During the three months ended September 30, 2025, none of our officers or directors adopted, terminated or modified any “non-Rule 10b5-1 trading arrangements” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to BD’s directors and nominees for director required by this item will be contained under the caption “Proposal 1: Election of Directors” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2025 (the “2026 Proxy Statement”), and such information is incorporated herein by reference. Information relating to the Audit Committee of the BD Board of Directors required by this item will be contained under the caption “The Board and committees of the Board - Audit Committee” and information regarding BD’s code of ethics required by this item will be contained under the heading “The Board and committees of the Board - Corporate Sustainability oversight - Code of Conduct” in the 2026 Proxy Statement, and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Certain other information required by this item will be contained under the caption “Ownership of BD Common Stock” in the 2026 Proxy Statement, and such information is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Report of the Compensation and Human Capital Committee,” “Compensation of Named Executive Officers”, “Non‑management director compensation,” and “CEO Pay Ratio”, and information regarding BD’s policies and practices regarding the timing of awards of stock options in relation to the disclosure of material, non-public information required by this item will be contained under the heading “Compensation discussion and analysis - Significant policies and other information regarding executive compensation - Equity award policy and practices” in the 2026 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in the 2026 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “The Board and committees of the Board - Related person transactions” in the 2026 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1)    Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:
◦Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
◦Consolidated Statements of Income — Years ended September 30, 2025, 2024 and 2023
◦Consolidated Statements of Comprehensive Income — Years ended September 30, 2025, 2024 and 2023
◦Consolidated Balance Sheets — September 30, 2025 and 2024
◦Consolidated Statements of Cash Flows — Years ended September 30, 2025, 2024 and 2023
◦Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
See Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits
See the Exhibit Index below for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.
Item 16. Form 10-K Summary
    BD is not providing summary information.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2(a)	Separation Agreement, dated as of July 13, 2025, by and among Becton, Dickinson and Company, Waters Corporation and Augusta SpinCo Corporation.***	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 14, 2025.
2(b)	Agreement and Plan of Merger, dated as of July 13, 2025, by and among Becton, Dickinson and Company, Augusta SpinCo Corporation, Waters Corporation and Beta Merger Sub, Inc.***	Incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on July 14, 2025.
3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019.	Incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.
3(b)	By-Laws, as amended as of April 29, 2025.	Incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on May 2, 2025.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank).	Incorporated by reference to Exhibit 4(a) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(b)	Form of 7.000% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.700% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 29, 1998.
4(d)	Form of 6.000% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 5.000% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(g)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(h)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 9, 2016.
4(i)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(j)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.

Exhibit Number	Description	Method of Filing
4(k)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 29, 2017.
4(l)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.’s Registration Statement on Form S-3 (File No. 333-05997).
4(m)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to C.R. Bard, Inc.’s Current Report on Form 8-K filed on May 23, 2017.
4(n)	Indenture, dated as of May 17, 2019, among Becton Dickinson Euro Finance S.à r.l. (“Becton Finance”), as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-3 filed on May 17, 2019.
4(o)	First Supplemental Indenture, dated as of June 4, 2019, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2019.
4(p)	Form of 1.208% Note due June 4, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 4, 2019.
4(q)	Form of 2.823% Notes due May 20, 2030.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(r)	Form of 3.794% Notes due May 20, 2050.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(s)	Form of 1.957% Notes due February 11, 2031.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 11, 2021.
4(t)	Second Supplemental Indenture, dated as of February 12, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 12, 2021.
4(u)	Form of 1.213% Note due February 12, 2036.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 12, 2021.
4(v)	Third Supplemental Indenture, dated as of August 13, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2021.

Exhibit Number	Description	Method of Filing
4(w)	Form of 0.334% Notes due August 13, 2028.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 13, 2021.
4(x)	Form of 1.336% Notes due August 13, 2041.	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on August 13, 2021.
4(y)	Form of 4.298% Notes due August 22, 2032.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 22, 2022.
4(z)	Description of the Registrant’s Securities.	Filed with this report.
4(aa)	Fourth Supplemental Indenture, dated as of February 13, 2023, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2023.
4(bb)	Form of 3.553% Notes due September 13, 2029.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 13, 2023.
4(cc)	Form of 4.693% Notes due February 13, 2028.	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 13, 2023.
4(dd)	Form of 3.519% Notes due February 8, 2031.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 8, 2024.
4(ee)	Form of 4.874% Notes due February 8, 2029.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 8, 2024.
4(ff)	Form of 5.110% Notes due February 8, 2034.	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 8, 2024.
4(gg)	Form of 3.828% Notes due June 7, 2032.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.
4(hh)	Fifth Supplemental Indenture, dated as of June 7, 2024, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.

Exhibit Number	Description	Method of Filing
4(ii)	Form of 4.029% Notes due June 7, 2036.	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.
4(jj)	Form of 5.081% Notes due June 7, 2029.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2024.
10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated July 22, 2025.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of September 30, 2024.*	Incorporated by reference to Exhibit 10(d) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 2, 2014.
10(f)	Aircraft Time Sharing Agreement dated June 5, 2020, between the registrant and Thomas E. Polen.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 22, 2025.*	Incorporated by reference to Exhibit 10(b) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
10(g)(ii)	French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 31, 2020.
10(g)(iii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Filed with this report.
10(h)	Letter Agreement, dated August 4, 2021, between the registrant and Christopher DelOrefice.*	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
10(i)	Second Amended and Restated Credit Agreement, dated as of January 25, 2023, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 25, 2023.

Exhibit Number	Description	Method of Filing
10(i)(i)	Lender Confirmation, dated July 9, 2024.**	Incorporated by reference to Exhibit 10(j)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
10(j)	Advisory Board Consulting Agreement, dated October 31, 2022, by and between the registrant and Claire M. Fraser.*	Incorporated by reference to Exhibit 10(p) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
10(k)	Omnibus Amendment, dated as of March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer.**	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 10, 2023.
10(l)	Dealer Agreement, dated March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer.**	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 10, 2023.
10(m)	Executive Officer Cash Severance Policy, effective as of November 21, 2023.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 27, 2023.
10(n)	Third Amended and Restated Credit Agreement, dated as of September 16, 2025, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 17, 2025.
19	Global Insider Trading and Securities Transactions Policy, effective as of July 31, 2024.	Incorporated by reference to Exhibit 19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
21	Subsidiaries of the registrant.	Filed with this report.
22	Subsidiary Issuer of Guaranteed Securities.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Included on signature page.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.****	Filed with this report.
97	Policy Regarding the Mandatory Recovery of Compensation, dated as of December 1, 2023.	Incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Exhibit Number	Description	Method of Filing
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Denotes a management contract or compensatory plan or arrangement.
**    Portions omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
***    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
****    This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BECTON, DICKINSON AND COMPANY

By:	/s/ STEPHANIE M. KELLY
Stephanie M. Kelly
Chief Securities and Governance Counsel, Corporate Secretary
Dated: November 25, 2025
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Thomas E. Polen, Adam S. Rappaport, Christopher J. DelOrefice and Stephanie M. Kelly, and each of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2025, and any amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report and Power of Attorney have been signed as of November 25, 2025 by the following persons in the capacities indicated.

Name	Capacity

/S/ THOMAS E. POLEN	Chairman, Chief Executive Officer and President
Thomas E. Polen	(Principal Executive Officer)

/S/ CHRISTOPHER J. DELOREFICE	Executive Vice President and Chief Financial
Christopher J. DelOrefice	Officer
(Principal Financial Officer)

/S/ PAMELA L. SPIKNER	Senior Vice President, Chief Accounting Officer
Pamela L. Spikner	and Controller
(Principal Accounting Officer)

Name	Capacity

/S/ WILLIAM M. BROWN
William M. Brown	Director

/S/ CATHERINE M. BURZIK
Catherine M. Burzik	Director

/S/ CARRIE L. BYINGTON
Carrie L. Byington	Director

/S/ R. ANDREW ECKERT
R. Andrew Eckert	Director

/S/ CLAIRE M. FRASER
Claire M. Fraser	Director

/S/ GREGORY J. HAYES
Gregory J. Hayes	Director

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson	Director

/S/ CHRISTOPHER JONES
Christopher Jones	Director

/S/ TIMOTHY M. RING
Timothy M. Ring	Director

/S/ BERTRAM L. SCOTT
Bertram L. Scott	Director

/S/ JOANNE WALDSTREICHER
Joanne Waldstreicher	Director