Form 10-Q
period 2025-12-31
BECTON DICKINSON & CO
filed 2026-02-09
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 284,741,809 shares of Common Stock, $1.00 par value, outstanding at December 31, 2025.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2025

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues	$5,252	$5,168
Cost of products sold	2,841	2,933
Selling and administrative expense	1,393	1,318
Research and development expense	306	343
Integration, restructuring and transaction expense	111	92
Other operating expense, net	50	28
Total Operating Costs and Expenses	4,700	4,715
Operating Income	552	453
Interest expense	(153)	(155)
Interest income	4	23
Other expense, net	(10)	(16)
Income Before Income Taxes	393	306
Income tax provision	11	3
Net Income	$382	$303

Basic Earnings per Share	$1.34	$1.05
Diluted Earnings per Share	$1.34	$1.04

Dividends per Common Share	$1.05	$1.04
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Net Income	$382	$303
Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments	17	46
Defined benefit pension and postretirement plans	11	8
Cash flow hedges	10	2
Other Comprehensive Income, Net of Tax	37	56
Comprehensive Income	$419	$359
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	December 31, 2025	September 30, 2025
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$740	$641
Restricted cash	284	210
Short-term investments	11	8
Trade receivables, net	2,508	2,994
Inventories:
Materials	940	860
Work in process	495	490
Finished products	2,650	2,544
	4,085	3,894
Prepaid expenses and other	1,560	1,508
Total Current Assets	9,189	9,255
Property, Plant and Equipment	15,237	15,113
Less allowances for depreciation and amortization	8,265	8,116
Property, Plant and Equipment, Net	6,972	6,997
Goodwill	26,620	26,612
Developed Technology, Net	6,376	6,651
Customer Relationships, Net	2,128	2,231
Other Intangibles, Net	521	523
Other Assets	3,035	3,056
Total Assets	$54,841	$55,325
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$2,623	$1,560
Payables, accrued expenses and other current liabilities	6,138	6,753
Total Current Liabilities	8,761	8,313
Long-Term Debt	16,916	17,621
Long-Term Employee Benefit Obligations	1,067	1,069
Deferred Income Taxes and Other Liabilities	2,815	2,933
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in December 31, 2025 and September 30, 2025	371	371
Capital in excess of par value	20,103	20,075
Retained earnings	16,704	16,622
Deferred compensation	25	25
Treasury stock	(10,064)	(9,808)
Accumulated other comprehensive loss	(1,857)	(1,895)
Total Shareholders’ Equity	25,282	25,390
Total Liabilities and Shareholders’ Equity	$54,841	$55,325

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Operating Activities
Net income	$382	$303
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	614	607
Share-based compensation	91	90
Deferred income taxes	29	(151)
Change in operating assets and liabilities	(415)	(370)
Pension obligation	(2)	(2)
Other, net	(43)	216
Net Cash Provided by Operating Activities	657	693
Investing Activities
Capital expenditures	(108)	(105)
Maturities and sales of investments, net	—	411
Acquisitions, net of cash acquired and adjustments	—	(8)
Other, net	(75)	(94)
Net Cash (Used for) Provided by Investing Activities	(183)	204
Financing Activities
Change in short-term debt	317	75
Payments of debt	—	(875)
Repurchases of common stock	(250)	(750)
Dividends paid	(299)	(302)
Other, net	(69)	(76)
Net Cash Used for Financing Activities	(302)	(1,928)
Effect of exchange rate changes on cash and equivalents and restricted cash	2	(12)
Net increase (decrease) in cash and equivalents and restricted cash	174	(1,043)
Opening Cash and Equivalents and Restricted Cash	851	1,856
Closing Cash and Equivalents and Restricted Cash	$1,025	$813
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2025 Annual Report on Form 10-K.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Combination of Biosciences and Diagnostic Solutions Business with Waters
On February 9, 2026, the Company completed the spin-off to BD shareholders of the Company’s Biosciences and Diagnostic Solutions business and the combination of the business with Waters Corporation (“Waters”) in a Reverse Morris Trust transaction. In the transaction, BD's shareholders received shares of Waters common stock representing 39.2% of the combined company on a fully diluted basis. In connection with the transaction, BD received a cash distribution of $4 billion from the spin-off entity, which was funded by $4 billion of indebtedness incurred by that entity. BD has received a favorable Private Letter Ruling from the Internal Revenue Service regarding matters relating to the U.S. federal income tax consequences of the transaction. Subsequent to the separation and combination, the historical results of the Biosciences and Diagnostic Solutions business will be reflected as discontinued operations in the Company’s consolidated financial statements.
In connection with the separation and combination, the Company and Waters entered into various agreements to effect the transaction and provide a framework for the relationship between the Company and Waters after the transaction close. Such agreements include the separation agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, manufacturing agreements, and various lease agreements. Under these agreements the Company will continue to provide certain products and services to Waters following the completion of the transaction.
Note 2 – Accounting Changes
New Accounting Principles Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to amend the criteria for capitalizing internal-use software costs. This update is intended to modernize the accounting for software costs by replacing the legacy guidance under which capitalization is based on the nature of costs and the project development stage. This update requires software capitalization to begin when (1) management has authorized and committed funding to the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The update is effective for the Company beginning in its fiscal year 2029, with early adoption permitted. The Company is currently assessing the potential impact of this update on its consolidated financial statements.
In November 2024, the FASB issued an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included in each relevant income statement expense caption. The update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures.
In December 2023, the FASB issued an accounting standard update that requires more disaggregated information to be included annually in the income tax rate reconciliation and income taxes paid disclosures. This update is effective for the Company for its fiscal year 2026, and the Company expects to include the required disclosures in its 2026 Annual Report on Form 10-K.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarter of fiscal years 2026 and 2025 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2025	$371	$20,075	$16,622	$25	(85,192)	$(9,808)
Net income	—	—	382	—	—	—
Common dividends ($1.05 per share)	—	—	(299)	—	—	—
Issuance of shares under employee and other plans, net	—	(63)	—	—	660	(2)
Share-based compensation	—	91	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	—	—	—	(1,315)	(254)
Balance at December 31, 2025	$371	$20,103	$16,704	$25	(85,853)	$(10,064)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	303	—	—	—
Common dividends ($1.04 per share)	—	—	(302)	—	—	—
Issuance of shares under employee and other plans, net	—	(65)	—	—	679	(12)
Share-based compensation	—	90	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(8)	—
Repurchase of common stock (b)	—	(150)	—	—	(2,637)	(606)
Balance at December 31, 2024	$371	$19,768	$16,141	$25	(83,459)	$(9,425)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
(b)Amounts recorded to Treasury stock include excise tax on share repurchases.
Share Repurchases
In the first quarter of fiscal year 2026, the Company repurchased 1.315 million shares of its common stock for total consideration of $250 million through open market repurchases, which was recorded as an increase to Treasury stock.
In the first quarter of fiscal year 2025, the Company executed an accelerated share repurchase agreement for the repurchase of 3.256 million shares of its common stock for total consideration of $750 million. During the first quarter of fiscal 2025, (1) the initial delivery of 2.637 million shares was recorded as an increase to Treasury stock to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining 619 thousand shares, which were received and settled for $150 million during the second quarter of 2025, were recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreement and the forward sale contract, the Company’s receipt of additional shares was recorded as an increase to Treasury stock and an offsetting increase to Capital in excess of par value.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares of BD common stock, for which there is no expiration date. On January 28, 2025, the Board of Directors authorized BD to repurchase an additional 10 million shares of BD common stock, for which there is also no expiration date. As of December 31, 2025, 11 million shares remained unused under the programs authorized in prior periods. On January 27, 2026, the Board of Directors authorized BD to repurchase an additional 10 million shares of BD common stock, for which there is also no expiration date.

The Company expects to use approximately $2 billion of the cash distribution received in connection with the transaction with Waters, as further discussed in Note 1, for share repurchases through an accelerated share repurchase program that is expected to be executed in the second quarter of fiscal year 2026.
The components and changes of Accumulated other comprehensive income (loss) for the first quarter of fiscal years 2026 and 2025 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans	Cash Flow Hedges (b)	Available-for-Sale Debt Securities
Balance at September 30, 2025	$(1,895)	$(1,353)	$(636)	$94	$—
Other comprehensive income before reclassifications, net of taxes	28	17	—	11	—
Amounts reclassified into income, net of taxes	9	—	11	(1)	—
Balance at December 31, 2025	$(1,857)	$(1,336)	$(625)	$104	$—

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans	Cash Flow Hedges (b)	Available-for-Sale Debt Securities
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive income before reclassifications, net of taxes	49	46	—	3	—
Amounts reclassified into income, net of taxes	6	—	8	(2)	—
Balance at December 31, 2024	$(1,676)	$(1,199)	$(549)	$72	$(1)
(a)Includes net (losses) gains relating to net investment hedges and amounts relating to intercompany balances of a long-term investment nature.
(b)Relates primarily to foreign exchange contracts. Additional disclosures regarding the Company's derivatives are provided in Note 11.
The tax impacts for amounts recognized in other comprehensive income before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three months ended December 31, 2025 and 2024 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2025	2024
Average common shares outstanding	285,582	289,505
Dilutive share equivalents from share-based plans	263	884
Average common and common equivalent shares outstanding – assuming dilution	285,845	290,389

Share equivalents excluded from the diluted shares outstanding calculation:
Share-based plans (a)	4,181	2,758
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
In accordance with U.S. GAAP, the Company establishes accruals to the extent losses are probable and reasonably estimable. With respect to putative class action lawsuits and certain tort actions in the United States and certain of the Canadian lawsuits described below or in its other Securities and Exchange Commission (“SEC”) filings, the Company may not be able to determine if a probable loss exists or estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to certain of the civil investigative demands (“CIDs”) served by the Department of Justice, which are discussed below, the Company may not be able to determine if a probable loss exists, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of December 31, 2025 and September 30, 2025, the Company was defending approximately 6,905 product liability claims involving its line of hernia repair devices (collectively, the “Hernia Product Claims”). In the fourth quarter of fiscal year 2024, the Company entered into a settlement agreement to resolve the vast majority of its existing hernia litigation, and the amounts payable pursuant to this settlement agreement are included within the Company’s recorded accrual for this matter and will be paid out over a multi-year period.
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
The Company also continues to be a defendant in certain other mass tort litigation. As of December 31, 2025, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court, and the Company’s line of inferior vena cava filter products, which are pending in various jurisdictions. As of December 31, 2025, the Company is defending approximately 2,765 product liability claims involving the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona, with the first scheduled trial to commence in April 2026 and the next in July 2026. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Government Matters
In December 2024, the Company reached an agreement to resolve a matter with the Enforcement Division of the SEC relating to, among other things, certain reporting issues involving BD AlarisTM infusion pumps included in SEC disclosures prior to 2021. Per the terms of the settlement, BD paid the SEC $175 million in the first quarter of fiscal year 2025, which was previously accrued as of September 30, 2024. Also, as part of its settlement, the Company engaged and worked with an independent compliance consultant to review practices and procedures relating to the evaluation of product recalls and remediation under U.S. GAAP and its disclosure controls and procedures, including but not limited to controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, operating events, trends, and uncertainties. That process is complete, concluding this matter.
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
Other Matters
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, Georgia, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of December 31, 2025, the Company has approximately 420 of such suits involving approximately 430 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
In December 2025, the Company was served with a complaint by competitor TELA Bio, Inc., making antitrust allegations relating to certain sales of hernia devices. The Company disputes the allegations and is vigorously defending itself in this matter.
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
In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Company’s liability recorded for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities was $83 million as of December 31, 2025. Since receipt of the Warning Letter, the Company has continued to assess, based upon currently available information, the resources that will be required to address the non-conformities cited in the Warning Letter while optimizing the customer experience and ensuring the Company’s remediation plans can be fully executed within its planned timelines. The Company submitted a comprehensive response to address the FDA’s feedback in the Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the noted non-conformities, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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
Accruals for the Company’s product liability claims and certain other legal matters, which are discussed above, as well as legal defense costs for certain of these matters, amounted to approximately $1.7 billion and $1.8 billion at December 31, 2025 and September 30, 2025, respectively. A substantial portion of these accruals are recorded within Deferred Income Taxes and Other Liabilities and the remainder are recorded within Total Current Liabilities on the Company’s condensed consolidated balance sheets. The Company’s accruals for product liability and certain other legal matters as of December 31, 2025, as compared with September 30, 2025, primarily reflected payments of settlements and legal fees.
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
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2025 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products, which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Periodically, the Company generates revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.
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
The Company's gross revenues are subject to a variety of deductions, which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Payables, accrued expenses and other current liabilities, depending on the form of settlement and were $933 million and $905 million at December 31, 2025 and September 30, 2025, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $457 million and $481 million and as of December 31, 2025 and September 30, 2025, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.5 billion at December 31, 2025. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.4 billion at December 31, 2025. This revenue will be recognized over the customer relationship periods.
Disaggregation of Revenues
A disaggregation of the Company's revenues by segment, organizational unit and geographic region is provided in Note 7.

Note 7 – Segment Data
Effective October 1, 2025, the Company reorganized its organizational units into five worldwide business segments: BD Medical Essentials (“Medical Essentials”), BD Connected Care (“Connected Care”), BD BioPharma Systems (“BioPharma Systems”), BD Interventional (“Interventional”) and BD Life Sciences (“Life Sciences”). The Company's segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The segment reorganization did not affect the principal product lines of any organizational unit.
The following table provides an overview of the Company’s reportable segments and their respective organizational units.

Reportable Segment:	Organizational Units:
Medical Essentials	Medication Delivery Solutions, Specimen Management
Connected Care	Medication Management Solutions, Advanced Patient Monitoring
BioPharma Systems	BioPharma Systems (formerly Pharmaceutical Systems)
Interventional	Urology and Critical Care, Peripheral Intervention, Surgery
Life Sciences (a)	Diagnostic Solutions and Biosciences
(a)The Company’s Biosciences and Diagnostic Solutions business was separated from the Company and combined with Waters on February 9, 2026, as further discussed in Note 1. Subsequent to the separation and combination, the Life Sciences segment will be eliminated from the Company’s segment reporting, which will consist of the remaining four reportable segments.
The Company’s Chairman, Chief Executive Officer and President is its chief operating decision maker (“CODM”). The Company presents segment results on a consistent basis with internal reporting regularly reviewed by the CODM, on both a reported and a foreign currency-neutral basis, to evaluate business segment performance as compared to budget and allocate resources such as capital and headcount. Business segment performance is evaluated based on operating income before taxes excluding certain corporate expenses and other adjustments that are not considered part of ordinary operations. Such adjustments primarily include: amortization and other adjustments related to the purchase accounting for acquisitions; certain product remediation costs; amounts related to certain legal matters; costs associated with restructuring and integration activities; acquisition-related transaction costs; and separation-related items. These amounts are included in the reconciliation of segment operating income to the Company’s Income Before Income Taxes below.
The Company's prior-period segment amounts have been recast in the tables below to conform to the new segment structure and to the current-period segment income presentation.

Revenues by segment, organizational unit and geographical areas for the three months ended December 31, 2025 and 2024 are detailed below. The Company has no material intersegment revenues.

	Three Months Ended December 31,
(Millions of dollars)	2025			2024
	United States	International	Total	United States	International	Total
Medical Essentials
Medication Delivery Solutions	$693	$435	$1,128	$694	$430	$1,124
Specimen Management	245	222	468	238	223	462
Total segment revenues	$938	$658	$1,595	$932	$654	$1,586

Connected Care
Medication Management Solutions	$678	$156	$835	$659	$142	$801
Advanced Patient Monitoring	178	119	297	159	113	271
Total segment revenues	$857	$275	$1,131	$818	$255	$1,073

BioPharma Systems	$150	$279	$429	$104	$314	$418

Interventional
Peripheral Intervention	$265	$220	$485	$253	$220	$473
Urology and Critical Care	339	88	427	306	83	389
Surgery	310	108	418	303	92	395
Total segment revenues	$914	$416	$1,330	$861	$396	$1,257

Life Sciences
Diagnostic Solutions	$176	$264	$439	$212	$262	$474
Biosciences	124	202	327	153	208	361
Total segment revenues	$300	$466	$766	$365	$470	$836

Total Company revenues	$3,159	$2,093	$5,252	$3,080	$2,089	$5,168

The following tables include the significant expenses by segment that are regularly provided to the CODM and a reconciliation of segment operating income to Income before Income Taxes.

Three Months Ended December 31, 2025

(Millions of dollars)	Medical	Connected	BioPharma		Life
	Essentials	Care	Systems	Interventional	Sciences	Total
Revenues	$1,595	$1,131	$429	$1,330	$766	$5,252
Segment expenses:
Cost of products sold	800	501	243	445	393	2,382
% of revenues	50.1%	44.3%	56.6%	33.5%	51.3%
Selling and administrative expense	180	191	29	262	147	808
% of revenues	11.3%	16.9%	6.6%	19.7%	19.2%
Research and development expense	47	85	18	63	66	279
% of revenues	2.9%	7.5%	4.1%	4.7%	8.7%
Other operating expense, net	—	3	—	—	—	3
% of revenues	—%	0.3%	—%	—%	—%
Segment Operating Income	$569	$352	$140	$561	$159	$1,780
% of revenues	35.6%	31.1%	32.6%	42.1%	20.8%

Unallocated items
Net interest expense						(149)
Corporate administrative and other unallocated (a)						(690)
Specified items:
Purchase accounting adjustments (b)						(391)
Integration, restructuring and transaction expense						(111)
Product, litigation, and other items (c)						(8)
Separation-related items (d)						(38)
Income Before Income Taxes						$393

Three Months Ended December 31, 2024

(Millions of dollars)	Medical	Connected	BioPharma		Life
	Essentials	Care	Systems	Interventional	Sciences	Total
Revenues	$1,586	$1,073	$418	$1,257	$836	$5,168
Segment expenses:
Cost of products sold	770	483	232	404	385	2,273
% of revenues	48.5%	45.0%	55.4%	32.1%	46.1%
Selling and administrative expense	165	168	29	237	142	740
% of revenues	10.4%	15.7%	6.8%	18.9%	17.0%
Research and development expense	44	80	17	56	68	265
% of revenues	2.8%	7.4%	4.1%	4.4%	8.1%
Other operating expense, net	—	6	—	—	—	6
% of revenues	—%	0.6%	—%	—%	—%
Segment Operating Income	$607	$336	$141	$561	$240	$1,884
% of revenues	38.3%	31.3%	33.7%	44.6%	28.7%

Unallocated items
Net interest expense						(132)
Corporate administrative and other unallocated (a)						(682)
Specified items:
Purchase accounting adjustments (b)						(570)
Integration, restructuring and transaction expense						(92)
Product, litigation, and other items (c)						(102)
Income Before Income Taxes						$306
(a)Primarily comprised of corporate general and administrative expenses, share-based compensation expense, and foreign exchange.
(b)Includes amortization and other adjustments related to the purchase accounting for acquisitions. The Company’s amortization expense is recorded in Cost of products sold. The amount in the three months ended December 31, 2024 includes $180 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(c)Includes certain items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs.
(d)Represents costs recorded to Other operating expense, net incurred in connection with the separation of BD’s Biosciences and Diagnostic Solutions business and the combination of the business with Waters, as further discussed in Note 1, for the three months ended December 31, 2025.

Segment information for both capital expenditures and depreciation and amortization is provided below.

	Three Months Ended December 31,
(Millions of dollars)	2025	2024
Capital Expenditures
Medical Essentials	$40	$35
Connected Care	12	16
BioPharma Systems	29	21
Interventional	17	23
Life Sciences	6	9
Corporate and All Other	3	1
Total Capital Expenditures	$108	$105
Depreciation and Amortization
Medical Essentials	$141	$135
Connected Care	194	194
BioPharma Systems	34	31
Interventional	197	200
Life Sciences	45	44
Corporate and All Other	3	3
Total Depreciation and Amortization	$614	$607
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three-month periods:

	Three Months Ended December 31,
(Millions of dollars)	2025	2024
Service cost	$9	$12
Interest cost	31	42
Expected return on plan assets	(40)	(56)
Amortization of loss	8	10
Net pension cost	$7	$8
The amounts provided above for amortization of loss represent the reclassifications of net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other expense, net on its condensed consolidated statements of income.

Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2025, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on reducing complexity, organizational realignment related to the separation of the Company’s Biosciences and Diagnostic Solutions business, optimizing the Company’s supply chain efficiency, streamlining its global manufacturing footprint, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the three months ended December 31, 2025 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2025	$33	$30	$63
Charged to expense	41	33	75
Cash payments	(27)	(31)	(58)
Non-cash settlements	—	(3)	(3)
Balance at December 31, 2025	$47	$29	$76
(a)    Primarily consists of non-employee-related costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs.
Note 10 – Intangible Assets
Intangible assets consisted of:

	December 31, 2025			September 30, 2025
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,883	$(9,507)	$6,376	$15,876	$(9,225)	$6,651
Customer relationships	5,522	(3,395)	2,128	5,522	(3,291)	2,231
Patents, trademarks and other	1,268	(763)	505	1,251	(745)	507
Amortized intangible assets	$22,673	$(13,665)	$9,009	$22,649	$(13,261)	$9,389
Unamortized intangible assets
Acquired in-process research and development	$14			$14
Trademarks	2			2
Unamortized intangible assets	$16			$16
Intangible amortization expense was $397 million and $395 million for the three months ended December 31, 2025 and 2024, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical Essentials (a)	Connected Care (a)	BioPharma Systems (a)	Interventional (a)	Life Sciences (a)	Total
Goodwill as of September 30, 2025	$7,011	$6,093	$96	$12,764	$648	$26,612
Currency translation	4	1	—	3	1	9
Goodwill as of December 31, 2025	$7,015	$6,093	$96	$12,767	$648	$26,620
(a)Effective October 1, 2025, the Company reorganized its organizational units into five distinct, separately-managed segments, based on the nature of its product and service offerings, as further discussed in Note 7.

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at December 31, 2025 and September 30, 2025 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of December 31, 2025 and September 30, 2025 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2025	September 30, 2025
Foreign exchange contracts (a)	Undesignated	$2,906	$5,710
Foreign exchange contracts (b)	Cash flow hedges	898	1,170
Foreign currency-denominated debt (c)	Net investment hedges	2,644	2,630
Cross-currency swaps (d)	Net investment hedges	1,054	1,054
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the three months ended December 31, 2025 and 2024 were immaterial to the Company's consolidated financial results.
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
Net after tax amounts recognized in Other comprehensive income (loss), as well as amounts reclassified from Accumulated other comprehensive income (loss) into earnings relating to these cash flow hedges during the three months ended December 31, 2025 and 2024 were immaterial. Net realized gains of $32 million, net of tax, related to these cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months of December 31, 2025.
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

Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month period were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2025	2024
Foreign currency-denominated debt	$(9)	$145
Cross-currency swaps (a)	—	67
(a)The amount for the three months ended December 31, 2024 includes a loss, net of tax, of $18 million recognized on terminated cross-currency swaps.
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
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three months ended December 31, 2025 and 2024 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of December 31, 2025 and September 30, 2025 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2025	September 30, 2025
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at December 31, 2025 and September 30, 2025 were immaterial to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at December 31, 2025 and September 30, 2025 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	December 31, 2025	September 30, 2025
Cash and equivalents	$740	$641
Restricted cash	284	210
Cash and equivalents and restricted cash	$1,025	$851

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	December 31, 2025	September 30, 2025
Institutional money market accounts (a)	Level 1	$—	$18
Current portion of long-term debt (b)	Level 2	1,445	700
Long-term debt (b)	Level 2	15,952	16,745
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
Nonrecurring Fair Value Measurements
In the first quarter of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $30 million to Research and development expense to write down the carrying value of certain assets in the Life Sciences segment. The amount recognized was recorded to adjust the carrying amounts of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

	Three Months Ended December 31,
(Millions of dollars)	2025	2024
Trade receivables transferred to third parties under factoring arrangements	$431	$360

	December 31, 2025	September 30, 2025
Amounts yet to be collected and remitted to the third parties	$393	$389
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $208 million and $234 million of outstanding payables related to supplier finance programs as of December 31, 2025 and September 30, 2025, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 13 – Income Taxes
Income Tax Expense
The Company’s effective income tax rates were 2.8% and 0.9% for the three months ended December 31, 2025 and 2024, respectively. The effective income tax rate for the three months ended December 31, 2025 reflected a less favorable net impact from discrete items compared with the prior-year period.
Note 14 – Subsequent Event
Combination of Biosciences and Diagnostic Solutions Business with Waters
On February 9, 2026, the Company completed the spin-off of its Biosciences and Diagnostic Solutions business and the combination of the business with Waters. Additional disclosures regarding this transaction are provided in Note 1.

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
Effective October 1, 2025, we reorganized our organizational units into five distinct, separately-managed segments, based on the nature of our product and service offerings. Our new organizational structure is based upon the following five worldwide segments: BD Medical Essentials (“Medical Essentials”), BD Connected Care (“Connected Care”), BD BioPharma Systems (“BioPharma Systems”), BD Interventional (“Interventional”) and BD Life Sciences (“Life Sciences”). Our prior-period segment amounts have been recast in the tables below to conform to the new segment structure and to the current-period segment income presentation, as further discussed in Note 7 in the Condensed Consolidated Financial Statements.
The Life Sciences segment includes our Biosciences and Diagnostic Solutions business, which was separated from BD and combined with Waters Corporation (“Waters”) on February 9, 2026, as further discussed in Note 1 to the Condensed Consolidated Financial Statements. Subsequent to the separation and combination, the historical results of the Biosciences and Diagnostic Solutions business will be reflected as discontinued operations in our consolidated financial statements and the Life Sciences segment will be eliminated from our segment reporting, which will consist of the remaining four reportable segments.
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. Beginning in fiscal 2026, we split our EMEA (Europe, the Middle East and Africa) region into two distinct regions, Europe and META (the Middle East, Turkey, and Africa), to better align with our organizational structure. We now organize our operations outside the United States as follows: Europe, META; Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East and Africa, Latin America and certain countries within Greater Asia.
As discussed above, we have reorganized our businesses and entered a new strategy of growth across our segments. Under New BD, we remain focused on touching and improving more patient lives, creating greater value for our associates and delivering even more impact for our customers. Our New BD strategy, Excellence Unleashed, is anchored in three strategic priorities: “compete”, “innovate” and “deliver”. To “compete”, we are elevating our commercial capabilities to gain share in the fastest growing areas of the medical technology market and to deliver an exceptional customer experience. Our priority to “innovate” emphasizes bringing high-impact solutions to the market and executing a pipeline that is stronger, more focused and productivity-driven. As we “deliver”, we strive for operational excellence, particularly in areas including safety, quality, reliable supply and cash flow generation.
Key Trends and Uncertainties Affecting Results of Operations
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and other risks which we continually evaluate to assess their potential impact to our operations and financial results.
We have been experiencing, and may continue to experience, some adverse impact to our results of operations due to market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to improve compliance of healthcare practitioners. Also, reductions or delays in governmental research funding has caused customers for certain of our instruments to delay or forgo purchases of these products. Lower demand for vaccines has also adversely impacted our results of operations. The future demand for our products and services could be impacted by other factors including the deterioration of healthcare systems’ budgets.
In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations. Also, tariffs, sanctions or other trade barriers imposed by the United States, or against the United States from countries in which we do business, could adversely impact our supply chain costs, results of operations and our financial condition. Tariffs adversely impacted our first quarter fiscal year 2026 operating expense and we continue to monitor international trade policy-related developments to assess their potential future impacts to our operations. Based upon the latest published tariffs that are currently in effect, we expect a continued adverse impact to operating expense for fiscal year 2026 and potentially beyond, primarily relating to any products (or components) imported from countries across our global supply chain which have no exemption opportunities. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain. In addition, our tariff mitigation strategies have been, and may be further challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective, which may impact the collectability of the receivable we have recorded for exemption claims.
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
For additional information on risk factors that may impact our business, results of operations, financial condition and cash flows, see Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K (the “2025 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2025, worldwide revenues of $5.252 billion increased 1.6% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	0.3%
Pricing	0.1%
Foreign currency impact	1.2%
Increase in revenues from the prior-year period	1.6%
(a) Volume/other includes revenues attributable to products, services and licensing.
Cash flows from operating activities were $657 million in the first three months of fiscal year 2026. At December 31, 2025, we had $1.035 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2026, we paid cash dividends to common shareholders of $299 million. We also repurchased approximately $250 million of our common stock during the period. We expect to use approximately $2 billion of the cash distribution received in connection with the transaction with Waters, as further discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements, for share repurchases through an accelerated share repurchase program that is expected to be executed in the second quarter of fiscal year 2026. The remainder of the cash distribution received from the transaction is expected to be used for debt repayments.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The first quarter fiscal year 2026 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Essentials Segment
The following summarizes first quarter Medical Essentials revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,128	$1,124	0.3%	1.0%	(0.7)%
Specimen Management	468	462	1.3%	1.6%	(0.3)%
Total Medical Essentials Revenues	$1,595	$1,586	0.6%	1.2%	(0.6)%
The Medical Essentials segment’s revenues in the first quarter of 2026 primarily reflected declines in both organizational units due to VoBP impacts in China and an unfavorable prior-year comparison in the U.S. Medication Delivery Solutions unit, which were partially offset by the following:
•Market share gains achieved by the Medication Delivery Solutions unit’s Vascular Access Management portfolio.
•Growth in the Specimen Management unit’s BD VacutainerTM portfolio.

The Medical Essentials segment’s income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2025	2024
Medical Essentials segment income	$569	$607

Segment income as % of Medical Essentials revenues	35.6%	38.3%
The Medical Essentials segment's operating income as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 reflected the following:
•Lower gross profit margin in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected higher labor costs and unfavorable impacts from tariffs and foreign currency translation, partially offset by lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives.
•Higher selling and administrative expense as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected higher selling costs.
•Research and development expense as a percentage of revenues in the first quarter of 2026 was flat compared with the first quarter of 2025 which primarily reflected the timing of project spending.
Connected Care Segment
The following summarizes first quarter Connected Care revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Medication Management Solutions	$835	$801	4.1%	0.7%	3.4%
Advanced Patient Monitoring	297	271	9.4%	0.6%	8.8%
Total Connected Care Revenues	$1,131	$1,073	5.5%	0.8%	4.7%
The Connected Care segment’s revenue growth in the first quarter of 2026 primarily reflected the following:
•Growth within the Medication Management Solutions unit which was driven by Pharmacy Automation, primarily BD RowaTM, and strength in sales of infusion sets.
•Strong volume growth across the Advanced Patient Monitoring unit’s portfolio.

The Connected Care segment’s income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2025	2024
Connected Care segment income	$352	$336

Segment income as % of Connected Care revenues	31.1%	31.3%
The Connected Care segment's operating income as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 reflected the following:
•Higher gross profit margin in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives, as well as favorable product mix, partially offset by an unfavorable impact from tariffs.
•Higher selling and administrative expense as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected higher shipping, general and administrative and selling costs.
•Research and development expense as a percentage of revenues in the first quarter of 2026 was flat compared with the first quarter of 2025, which primarily reflected the timing of project spending.
BioPharma Systems Segment
The following summarizes first quarter BioPharma Systems revenues:

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
BioPharma Systems Revenues	$429	$418	2.7%	1.7%	1.0%
The BioPharma Systems segment’s revenues in the first quarter of 2026 were primarily driven by double-digit U.S. growth of prefillable solutions in the biologic drug category, led by sales of GLP-1 delivery products, partially offset by lower market demand for vaccines products.
The BioPharma Systems segment’s income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2025	2024
BioPharma Systems segment income	$140	$141

Segment income as % of BioPharma Systems revenues	32.6%	33.7%
The BioPharma Systems segment's operating income as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 reflected the following:
•Lower gross profit margin in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected unfavorable impacts from tariffs as well as higher labor costs, partially offset by lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives.
•Selling and administrative expense as a percentage of revenues in the first quarter of 2026 was flat compared with the first quarter of 2025, which primarily reflected favorable impacts from cost containment measures.
•Research and development expense as a percentage of revenues in the first quarter of 2026 was flat compared with the first quarter of 2025, which primarily reflected the timing of project spending.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Peripheral Intervention	$485	$473	2.6%	1.2%	1.4%
Urology and Critical Care	427	389	9.8%	0.3%	9.5%
Surgery	418	395	5.9%	0.8%	5.1%
Total Interventional Revenues	$1,330	$1,257	5.8%	0.7%	5.1%
The Interventional segment’s revenue growth in the first quarter of 2026 primarily reflected the following:
•Strong sales growth in the Peripheral Intervention unit’s oncology products in the U.S. and continued growth in sales of the RotarexTM Atherectomy System, partially offset by a VoBP impact in China.
•Double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings.
•Double-digit growth in sales of the Surgery unit’s advanced tissue regeneration portfolio, as well as high single-digit growth attributable to the unit’s infection prevention products.

Interventional segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2025	2024
Interventional segment income	$561	$561

Segment income as % of Interventional revenues	42.1%	44.6%

The Interventional segment's operating income as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 reflected the following:
•Gross profit margin in the first quarter of 2026 was lower compared with the first quarter of 2025, which primarily reflected unfavorable impacts from tariffs as well as higher labor costs, partially offset by lower manufacturing costs resulting from continuous improvement projects, supply chain optimization and other productivity initiatives.
•Higher selling and administrative expense as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected higher selling costs from an increased investment in growth-accelerating initiatives.
•Research and development expense as a percentage of revenues in the first quarter of 2026 was higher compared with the first quarter of 2025, which primarily reflected an increase in investment to support product development.

Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Diagnostic Solutions	$439	$474	(7.4)%	2.2%	(9.6)%
Biosciences	327	361	(9.5)%	2.1%	(11.6)%
Total Life Sciences Revenues	$766	$836	(8.3)%	2.2%	(10.5)%
The Life Sciences segment’s revenues in the first quarter of 2026 primarily reflected the following:
•A decline in the Diagnostic Solutions unit driven by lower sales of U.S. point-of-care products and an unfavorable comparison to BD BACTECTM blood culture product sales in the prior year, partially offset by growth in sales of BD MAXTM IVD and CORTM.
•A decline in the Biosciences unit’s sales of instruments due to continued market dynamics impacting life sciences research funding and an unfavorable comparison to prior-period licensing revenue.

Life Sciences segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2025	2024
Life Sciences segment income	$159	$240

Segment income as % of Life Sciences revenues	20.8%	28.7%
The Life Sciences segment's operating income as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025 primarily reflected the following:
•Gross profit margin in the first quarter of 2026 was lower compared with the first quarter of 2025, which primarily reflected the current-period decline in revenues as well as unfavorable impacts from tariffs and higher labor costs, partially offset by lower manufacturing costs resulting from continuous improvement projects, supply chain optimization and other productivity initiatives.
•Selling and administrative expense as a percentage of revenues in the first quarter of 2026 was higher compared with the first quarter of 2025 which primarily reflected the current-period decline in revenues and higher selling costs.
•Higher research and development expense as a percentage of revenues in the first quarter of 2026 compared with the first quarter of 2025, which primarily reflected the current-period decline in revenues, as well as the timing of project spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
United States	$3,159	$3,080	2.6%	—%	2.6%
International	2,093	2,089	0.2%	3.0%	(2.8)%
Total Revenues	$5,252	$5,168	1.6%	1.2%	0.4%
U.S. revenue growth in the first quarter of 2026 reflected strong sales in both of the Connected Care segment’s units, as well as growth in the BioPharma Systems segment and in the Interventional segment’s Urology and Critical Care unit. U.S. revenue growth in the first quarter of 2026 was partially offset by a decline in the Life Sciences segment, as further discussed above.

International revenue in the first quarter of 2026 primarily reflected declines in the BioPharma Systems and Life Sciences segments, as further discussed above, which were partially offset by growth in the Interventional segment’s Surgery unit. Current-period revenues in emerging markets primarily reflected a decline in China, as further discussed above, partially offset by strong sales in Latin America.

	Three months ended December 31,
(Millions of dollars)	2025	2024	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$718	$729	(1.6)%	2.1%	(3.7)%
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2026 and 2025 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2025	2024
Integration costs (a)	$36	$24
Restructuring costs (a)	75	66
Transaction costs (b)	—	3
Separation-related items (c)	38	—
Purchase accounting adjustments (d)	391	570
Product, litigation, and other items (e)	8	102
Total specified items	548	764
Less: tax impact of specified items and other tax related	100	71
After-tax impact of specified items	$448	$693
(a)Represents amounts associated with restructuring and acquisition integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense associated with the Advanced Patient Monitoring acquisition, which occurred during the fourth quarter of fiscal year 2024.
(c)Represents costs recorded to Other operating expense, net and incurred in connection with the separation of our Biosciences and Diagnostic Solutions business and the combination of the business with Waters.
(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amount in the three months ended December 31, 2024 includes $180 million recorded due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amount in the three months ended December 31, 2024 included: a charge within Cost of products sold of $22 million to adjust future costs estimated for product remediation efforts; a non-cash charge of $30 million within Research and development expense to write down certain assets in the Life Sciences segment; and charges of approximately $29 million recorded to Other operating expense, net, related to various legal matters. Additional disclosures regarding legislative and legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
The comparison of gross profit margin for the three-month periods of fiscal years 2026 and 2025 reflected the following impacts:

Three-month period
December 31, 2024 gross profit margin %	43.3%
Impact of purchase accounting adjustments and other specified items	4.0%
Operating performance	(1.3)%
Foreign currency impact	(0.1)%
December 31, 2025 gross profit margin %	45.9%
The favorable impact on gross margin for the three-month period of 2026 from specified items reflected a favorable comparison to specified items recorded in the prior-year period, which included an impact of $180 million resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date. Specified items in the prior-year period also included a charge of $22 million recorded in the Connected Care segment to adjust the estimate of future product remediation costs.
Operating performance in the three-month period of 2026 compared with the prior-year period primarily reflected higher tariffs and labor costs, partially offset by lower manufacturing costs resulting from our ongoing continuous improvement projects, supply chain optimization, and other productivity initiatives.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2026 and 2025 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2025	2024
(Millions of dollars)
Selling and administrative expense	$1,393	$1,318
% of revenues	26.5%	25.5%	100

Research and development expense	$306	$343
% of revenues	5.8%	6.6%	(80)

Integration, restructuring and transaction expense	$111	$92

Other operating expense, net	$50	$28
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three-month period of 2026 was higher compared with the prior-year period, which primarily reflected higher selling costs in the current-year period.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2026 was lower compared with the prior-year period, which primarily reflected the timing of project spending and a favorable comparison to the prior-year period, which reflected a $30 million write-down of certain assets in the Life Sciences segment.
Integration, restructuring and transaction expense
The amounts in the three-month periods of 2026 and 2025 included restructuring costs related to simplification and other cost-saving initiatives, as well as integration costs relating to our acquisition of the Advanced Patient Monitoring unit, which occurred during the fourth quarter of fiscal year 2024. The amount in the three-month period of 2025 also included restructuring and transaction costs related to the Advanced Patient Monitoring unit acquisition. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.

Other operating expense, net
The amount in the three-month period of 2026 largely represented costs incurred in connection with the separation of our Biosciences and Diagnostic Solutions business and the combination of the business with Waters, and the amount in 2025 largely represented charges relating to legal matters. Additional disclosures regarding the separation and legal matters are provided in Notes 1 and 5, respectively, in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2026 and 2025 were as follows:

	Three months ended December 31,
(Millions of dollars)	2025	2024
Interest expense	$(153)	$(155)
Interest income	4	23
Net interest expense	$(149)	$(132)
Interest expense for the three-month period of fiscal year 2026 was flat compared with the prior-year period. Lower interest income for the three-month period of fiscal year 2026 compared with the prior-year period primarily reflected lower levels of U.S. cash on hand.
Income Taxes
The income tax rates for the three-month periods of fiscal year 2026 and 2025 are provided below.

	Three months ended December 31,
	2025	2024
Effective income tax rate	2.8%	0.9%

Impact, in basis points, from specified items	(900)	(600)
The effective income tax rate for the three-month period of fiscal year 2026 compared with the prior-year period reflected a less favorable net impact from discrete items.
Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three-month periods of fiscal years 2026 and 2025 were as follows:

	Three months ended December 31,
	2025	2024
Net Income (Millions of dollars)	$382	$303
Diluted Earnings per Share	$1.34	$1.04

Unfavorable impact-specified items	$(1.57)	$(2.39)
Favorable impact-foreign currency translation	$0.01

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2025	2024
Net cash provided by (used for):
Operating activities	$657	$693
Investing activities	$(183)	$204
Financing activities	$(302)	$(1,928)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first three months of fiscal year 2026 were largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, as well as higher levels of inventory and prepaid expenses, partially offset by lower levels of trade receivables.
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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support the objectives of our growth strategy. Cash flows from investing activities in the first three months of fiscal year 2026 included capital expenditure-related outflows of $108 million, compared with $105 million in the prior-year period. Prior-period cash flows from investing activities also included a $411 million inflow attributable to the maturity of time deposits.
Net Cash Flows from Financing Activities
Net cash flows from financing activities in the first three months of fiscal years 2026 and 2025 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2025	2024
Cash inflow (outflow)
Change in short-term debt	$317	$75
Payments of debt	$—	$(875)
Repurchases of common stock	$(250)	$(750)
Dividends paid	$(299)	$(302)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2025	September 30, 2025
Total debt	$19,540	$19,181

Weighted average cost of total debt	3.4%	3.4%
Total debt as a percentage of total capital*	43.1%	42.6%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Cash and Short-Term Investments
At December 31, 2025, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $1.035 billion and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2030. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $236 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2025.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of December 31, 2025.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the five full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $1.172 billion of commercial paper borrowings outstanding as of December 31, 2025. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.
Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at December 31, 2025 were unchanged compared with our ratings at September 30, 2025.
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

Other Matters
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2025 Annual Report.
Regulatory Matters
Consent Decree with FDA
Our U.S. infusion pump organizational unit is operating under an amended consent decree originally entered into by Cardinal Health 303, Inc. with the FDA in 2007 related to its Alaris™ infusion pumps. In 2009, the decree was amended (the “Consent Decree”) to include all infusion pumps manufactured by or for CareFusion 303, Inc., which was acquired by BD in 2015. CareFusion 303, Inc. remains the manufacturer of BD Alaris™ infusion pumps. The Consent Decree is specific to infusion pumps and does not apply to intravenous administration sets, accessories, or other products.
Following an inspection that began in March 2020 of our Medication Management Systems’ Infusion quality management system operating out of the site in San Diego, California (CareFusion 303, Inc.), the FDA issued a Form 483 Notice (the “2020 Form 483 Notice”) that contained a number of observations regarding the quality system’s compliance with FDA’s Quality System, reporting of corrections and removals, and Medical Device Reporting (“MDR”) regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of the corrective actions to address the 2020 Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions, design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan (“CAP”) and has retained an independent expert to conduct periodic audits of the quality management system operating at the CareFusion 303, Inc. infusion pump facilities through 2025. All required audits are complete, and the final audit report was delivered to FDA in January 2026. CareFusion 303, Inc. has and will continue to update its CAP as necessary to address all audit observations.
In addition, CareFusion 303, Inc. received an additional Form 483 Notice in May 2024 following an FDA inspection (“2024 Form 483 Notice”) that contained observations related to the site’s compliance with the FDA’s quality system regulation (“QSR”) for its Infusion quality management system (covered by the Consent Decree) and QSR and MDR regulation for its separate Dispensing quality management system (which is not subject of the Consent Decree). On November 22, 2024, BD received a Warning Letter from the FDA, which is limited to CareFusion 303, Inc.’s Dispensing quality management system and BD Pyxis™ products (“Dispensing Warning Letter”). See “—FDA Warning Letters” below for further information.
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
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of December 31, 2025, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
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
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems (“PAS”) unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. We continue to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of December 31, 2025, we have received eight FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
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
El Paso, Texas Inspection
BD’s El Paso, Texas facility was inspected by the FDA in October 2025, resulting in the issuance by the FDA of a Form 483 Notice (the “El Paso 483”). BD provided its timely response and corrective action plan to the FDA in November 2025. BD is also providing the FDA with regular El Paso 483 response updates which identify the progress that has been made to date. On January 30, 2026, BD received a notification from the FDA that the inspection was classified as “Official Action Indicated”, which means that regulatory and/or administrative actions are recommended. To date, BD has not received any notice of FDA regulatory or administrative action and there can be no assurance as to the nature or scope of any such regulatory or administrative action or any response that may be required from BD. BD will continue to implement the corrective actions identified in its El Paso 483 response and will take additional action as needed.
Ethylene Oxide/Sterilization
There is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency (“EPA”) and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the United States. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the United States, and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. Any such increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the revised NESHAP. On July 17, 2025, the White House issued a Presidential Proclamation under the Clean Air Act exempting certain sterilization facilities for two years from compliance with the EPA’s revised NESHAP for ethylene oxide emissions from sterilization facilities to allow these facilities more time to design, procure, install and test new control technology and implement other changes to ensure compliance with the revised NESHAP. While BD’s ethylene oxide sterilization facilities received this Presidential compliance exemption we continue to implement certain changes to our facilities in accordance with the revised NESHAP’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies.
In addition, on January 14, 2025, the EPA published a Notice of Availability for a Pesticide Registration Review; Interim Registration Review Decision for Ethylene Oxide (“ID”). The ID, which regulates the use of ethylene oxide as a sterilant and is intended to mitigate human health and environmental risks associated with its use. In conjunction with the upgrades and operational changes related to the NESHAP, we are currently investing in new technologies and implementing additional work-practices to comply with the revised pesticide use requirements for ethylene oxide at our sterilization facilities. Certain requirements of the ID became effective as of January 2026 while others will become effective over the next several years.
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
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2025 Annual Report.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Part I, Item 1A. Risk Factors in our 2025 Annual Report, and our subsequent Quarterly Reports on Form 10-Q.
•General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility (including volatility resulting from the imposition of (and changing policies around) tariffs and related countermeasures), import or export licensing requirements, other governmental restrictions, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt aspects of our supply chain, impair our ability to produce our products, or increase borrowing costs.
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
•The risks associated with the combination of our Biosciences and Diagnostic Solutions business with Waters, including factors that could prevent or otherwise adversely affect our ability to realize the expected benefits of the transaction.
•Conditions in international markets, including social and political conditions, geopolitical developments such as the continuation and/or escalation of the situations in Ukraine, the Middle East and Asia, civil unrest, political conflict, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures, barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights, and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
•The impact of changes in U.S. federal, state, or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms such as the Pillar Two framework) and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, sanctions or other trade barriers imposed by the U.S. (and countermeasures by non-U.S. governments) could adversely impact demand for our products and services, our supply chain costs or otherwise adversely impact our results of operations and future growth. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including the duration of such tariffs, changes in tariff rates, the scope and nature of the tariffs, any countermeasures that target countries may take and the availability of any mitigating actions. In addition, our tariff mitigation strategies have been, and may be further challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective.
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
•Competitive factors that could adversely affect our operations, including new product introductions and technologies, including the use of emerging technologies (such artificial intelligence (“AI”)) by our current or future competitors, changes in demand as a result of changes to U.S. federal and state policies (affecting products such as pharmaceuticals and vaccines), change in research and development efforts, investment or suspension by pharmaceuticals companies with regard to vaccine development, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets, changes in the practice of medicine or the development of alternative therapies for disease states that may be delivered without a medical device.
•Product efficacy or safety concerns, changes to the labeled use of our products, non-compliance with applicable regulatory requirements regarding our products (such as non-compliance of our products with marketing authorization or registration requirements resulting from modifications to such products, or other factors, including, but not limited to, with respect to BD Alaris™ System and infusion sets and BD VacutainerTM resulting in product recalls, lost revenue or other actions being taken with respect to products in the field or the ability to continue selling new products to customers (including restrictions on future product clearances and civil penalties), product liability or other claims and damage to our reputation, including products we acquire through acquisitions. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
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
•The effect of adverse media exposure or other publicity regarding our business or operations, including the effect on our reputation or demand for our products.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2025.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2025 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended December 31, 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 – 31, 2025	1,489	$192.98	—	12,148,356
November 1 – 30, 2025	1,315,532	190.06	1,315,330	10,833,026
December 1 – 31, 2025	—	—	—	10,833,026
Total	1,317,021	$190.07	1,315,330	10,833,026
(1)Includes 1,691 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares purchased as further discussed in Note 3 to the condensed consolidated financial statements contained in Item 1. Financial Statements.
(3)Includes 833,026 shares under a repurchase program authorized by the Board of Directors on November 3, 2021 and 10 million shares under a repurchase program authorized by the Board of Directors on January 28, 2025. On January 27, 2026, the Board of Directors authorized BD to repurchase an additional 10 million shares of BD common stock. There is no expiration date for any of the repurchase programs authorized by the Board of Directors.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our officers or directors adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6.    Exhibits

3(a)	Restated Certificate of Incorporation of Becton, Dickinson and Company, dated as of January 30, 2019 (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 10-Q for the period ended December 31, 2018).

3(b)	By-laws of Becton, Dickinson and Company, as amended as of April 29, 2025 (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on May 2, 2025).

3(c)	Certificate of Designation of Series D Junior Participating Redeemable Preferred Stock, effective as of January 30, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2026).

10(a)	Executive Severance Plan, effective as of January 27, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 30, 2026).*

10(b)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 27, 2026 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 30, 2026).*

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Interim Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Interim Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.**

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Denotes a management contract or compensatory plan or arrangement.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: February 9, 2026

/s/ Vitor Roque
Vitor Roque
Interim Chief Financial Officer and Senior Vice President of Finance, Business Units and Corporate Financial Planning & Analysis
(Principal Financial Officer)

/s/ Pamela L. Spikner
Pamela L. Spikner
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)