Form 10-Q
period 2026-03-31
BECTON DICKINSON & CO
filed 2026-05-07
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 275,540,427 shares of Common Stock, $1.00 par value, outstanding at March 31, 2026.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2026

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$4,714	$4,480	$9,200	$8,813
Cost of products sold	2,560	2,619	4,994	5,155
Selling and administrative expense	1,213	1,117	2,442	2,272
Research and development expense	249	232	484	476
Integration, restructuring and transaction expense	533	93	640	182
Other operating expense, net	66	35	78	63
Total Operating Costs and Expenses	4,620	4,097	8,639	8,147
Operating Income	93	383	562	665
Interest expense	(149)	(150)	(302)	(305)
Interest income	9	5	13	27
Other income (expense), net	86	(36)	78	(50)
Income from Continuing Operations Before Income Taxes	39	201	350	337
Income tax provision	76	43	76	33
Net (Loss) Income from Continuing Operations	(37)	158	274	304
(Loss) Income from Discontinued Operations, Net of Tax	(274)	150	(202)	306
Net (Loss) Income	$(311)	$308	$72	$611

Basic Earnings per Share
(Loss) Income from Continuing Operations	$(0.13)	$0.55	$0.97	$1.06
(Loss) Income from Discontinued Operations	(0.98)	0.52	(0.72)	1.06
Basic (Loss) Earnings per Share	$(1.11)	$1.07	$0.25	$2.12

Diluted Earnings per Share
(Loss) Income from Continuing Operations	$(0.13)	$0.55	$0.96	$1.05
(Loss) Income from Discontinued Operations	(0.98)	0.52	(0.71)	1.06
Diluted (Loss) Earnings per Share	$(1.11)	$1.07	$0.25	$2.11

Dividends per Common Share	$1.05	$1.04	$2.10	$2.08
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net (Loss) Income	$(311)	$308	$72	$611
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	97	(48)	114	(2)
Defined benefit pension and postretirement plans	(1)	8	10	16
Cash flow hedges	1	—	11	2
Unrealized loss on available-for-sale debt securities	(3)	—	(3)	—
Other Comprehensive Income (Loss), Net of Tax	94	(40)	131	16
Comprehensive (Loss) Income	$(217)	$268	$203	$626
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares
(Unaudited)

	March 31, 2026	September 30, 2025
Assets
Current Assets:
Cash and equivalents	$813	$567
Restricted cash	202	210
Short-term investments	3	8
Trade receivables, net	2,205	2,396
Inventories:
Materials	801	724
Work in process	396	354
Finished products	2,161	2,071
	3,357	3,149
Prepaid expenses and other	1,432	1,379
Current assets of discontinued operations	—	1,545
Total Current Assets	8,012	9,255
Property, Plant and Equipment	13,552	13,656
Less allowances for depreciation and amortization	7,470	7,272
Property, Plant and Equipment, Net	6,082	6,383
Goodwill	25,955	25,964
Developed Technology, Net	5,894	6,564
Customer Relationships, Net	2,005	2,206
Other Intangibles, Net	450	456
Other Assets	2,434	2,383
Noncurrent Assets of Discontinued Operations	—	2,114
Total Assets	$50,832	$55,325
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$2,573	$1,559
Payables, accrued expenses and other current liabilities	5,934	6,106
Current liabilities of discontinued operations	—	648
Total Current Liabilities	8,507	8,313
Long-Term Debt	14,706	17,620
Long-Term Employee Benefit Obligations	1,026	1,027
Deferred Income Taxes and Other Liabilities	2,460	2,632
Noncurrent Liabilities of Discontinued Operations	—	342
Commitments and Contingencies (See Note 6)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in March 31, 2026 and September 30, 2025	371	371
Capital in excess of par value	19,768	20,075
Retained earnings	17,391	16,622
Deferred compensation	26	25
Treasury stock	(11,660)	(9,808)
Accumulated other comprehensive loss	(1,764)	(1,895)
Total Shareholders’ Equity	24,133	25,390
Total Liabilities and Shareholders’ Equity	$50,832	$55,325

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Operating Activities
Net income	$72	$611
Less: (Loss) income from discontinued operations, net of tax	(202)	306
Income from continuing operations, net of tax	274	304
Adjustments to income from continuing operations, net of tax to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,134	1,131
Share-based compensation	149	131
Deferred income taxes	(44)	(259)
Change in operating assets and liabilities	(417)	(1,070)
Pension obligation	(4)	(3)
Asset impairment charges	450	—
Impacts of debt extinguishment	(122)	—
Other, net	(91)	254
Net Cash Provided by Continuing Operating Activities	1,328	489
Investing Activities
Capital expenditures	(233)	(219)
Maturities and sales of investments	23	413
Acquisitions, net of cash acquired and adjustments	—	13
Other, net	(111)	(136)
Net Cash (Used for) Provided by Continuing Investing Activities	(322)	71
Financing Activities
Change in short-term debt	328	340
Distribution from spin-off entity, net (see Note 2)	3,857	—
Payments of debt	(2,000)	(875)
Repurchases of common stock	(2,250)	(750)
Dividends paid	(589)	(600)
Other, net	(63)	(81)
Net Cash Used for Continuing Financing Activities	(716)	(1,966)
Discontinued Operations
Net cash (used for) provided by operating activities	(73)	368
Net cash used for investing activities	(53)	(59)
Net cash provided by (used for) financing activities	71	(3)
Net Cash (Used for) Provided by Discontinued Operations	(55)	306
Effect of exchange rate changes on cash and equivalents and restricted cash	3	(11)
Net increase (decrease) in cash and equivalents and restricted cash	238	(1,111)
Opening Cash and Equivalents and Restricted Cash	777	1,792
Closing Cash and Equivalents and Restricted Cash	$1,015	$681
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
On February 9, 2026, the Company completed the spin-off of its former Biosciences and Diagnostic Solutions business and the combination of the business with Waters Corporation (“Waters”) in a Reverse Morris Trust transaction. The historical results of the former Biosciences and Diagnostic Solutions business (which was previously BD’s Life Sciences segment) are reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented prior to the spin-off date. Assets and liabilities associated with the former Biosciences and Diagnostic Solutions business are classified as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet as of September 30, 2025. Additional disclosures regarding the spin-off and this presentation of results are provided in Note 2.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Divestiture
On February 9, 2026, the Company completed the spin-off to BD shareholders of the Company’s former Biosciences and Diagnostic Solutions business and the combination of the business with Waters in a Reverse Morris Trust transaction (the “Transaction”). In the Transaction, BD's shareholders received shares of Waters common stock representing 39.2% of the combined company on a fully diluted basis. In connection with the Transaction, BD received a cash distribution of $4 billion from the spin-off entity, which was funded by $4 billion of indebtedness incurred by that entity. The $4 billion cash distribution received from the spin-off entity was offset by a $143 million cash distribution to the spin-off entity relating to the opening cash balance conveyed on the Transaction date and certain net working capital adjustments. Further adjustments to the net distribution may be recorded upon finalization of the post-closing net working capital settlement process. BD used $2 billion of the proceeds to repurchase BD common shares under the terms of an accelerated share repurchase program, which is further discussed in Note 4, and the remaining $2 billion was used for debt repayments, which is further discussed in Note 14. BD has received a favorable Private Letter Ruling from the Internal Revenue Service regarding matters relating to the U.S. federal income tax consequences of the Transaction.
In connection with the separation and combination, the Company and Waters entered into various agreements to effect the Transaction and provide a framework for the relationship between the Company and Waters after the Transaction close. Such agreements include the separation agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, manufacturing agreements, and various lease agreements. Under these agreements the Company will continue to provide certain products and services to Waters following the completion of the Transaction. Amounts recorded to Other income (expense), net during the three and six months ended March 31, 2026 as a result of these agreements were immaterial.

The historical results of the former Biosciences and Diagnostic Solutions business that are presented within (Loss) Income from Discontinued Operations, Net of Tax are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2026 (a)	2025	2026 (a)	2025
Revenues	$273	$792	$1,039	$1,627
Cost of products sold	162	396	568	793
Selling and administrative expense	78	156	242	320
Research and development expense	35	70	106	170
Integration, restructuring and transaction impacts	—	(3)	4	1
Other operating expense, net	204	10	241	10
Total Operating Costs and Expenses	479	629	1,161	1,293
Operating (Loss) Income	(206)	163	(122)	334
Other expense, net	(1)	(1)	(4)	(3)
(Loss) Income from Discontinued Operations Before Income Taxes	(207)	162	(125)	331
Income tax provision	67	12	77	25
(Loss) Income from Discontinued Operations, Net of Tax	$(274)	$150	$(202)	$306
(a)Reflects results through to the February 9, 2026 Transaction date.
Other operating expense, net above consists of costs incurred to execute the Transaction, as well as consulting, legal, tax, other advisory services, and other incremental costs directly related to separation activities. Costs incurred for ongoing post-separation activities, including employee costs, professional fees, and other costs for transitionary activities undertaken to establish stand-alone operations and information systems, are recorded as Other operating expense, net within Net (Loss) Income from Continuing Operations for the three and six months ended March 31, 2026.

The following amounts associated with the former Biosciences and Diagnostic Solutions business are classified as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet at September 30, 2025:

(Millions of dollars)	September 30, 2025
Assets
Cash and equivalents	$74
Trade receivables, net	598
Inventories	745
Prepaid expenses and other	129
Current Assets of Discontinued Operations	1,545

Property, Plant and Equipment, Net	614
Goodwill	648
Other Intangibles, Net	179
Other Assets	673
Noncurrent Assets of Discontinued Operations	$2,114

Liabilities
Accounts payable	$200
Accrued expenses and other current liabilities	293
Salaries, wages and related items	155
Current Liabilities of Discontinued Operations	648

Long-Term Employee Benefit Obligations	41
Deferred Income Taxes and Other Liabilities	301
Noncurrent Liabilities of Discontinued Operations	$342
The Company recorded the net impact of the $3.857 billion net cash distribution received and its distribution of net assets to the spin-off entity, based on the carrying amounts of the net assets as of February 9, 2026, as an increase in Retained earnings. The Company also recorded a net decrease to Accumulated other comprehensive loss of $39 million to derecognize foreign currency translation losses which were attributable to the spin-off entity.
In connection with the Transaction, all outstanding (vested and unvested) BD share-based awards that had been granted to former Biosciences and Diagnostic Solutions business employees transferred to the spin-off entity were converted into Waters awards. These awards were intended to preserve the same intrinsic value, as well as general terms and conditions, of the original BD awards, as required by the terms of the BD awards. The Company also adjusted share-based awards outstanding to BD employees, with the intention that the intrinsic value of these awards after the spin-off would equal the awards’ intrinsic value prior to the spin-off. These adjustments resulted in an immaterial amount of incremental compensation expense, a portion of which was recognized during the second quarter of fiscal year 2026, with the remaining amount to be recognized over the remaining term of the affected awards.
Note 3 – Accounting Changes
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
Note 4 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2026 and 2025 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2025	$371	$20,075	$16,622	$25	(85,192)	$(9,808)
Net income	—	—	382	—	—	—
Common dividends ($1.05 per share)	—	—	(299)	—	—	—
Issuance of shares under employee and other plans, net	—	(63)	—	—	660	(2)
Share-based compensation	—	91	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	—	—	—	(1,315)	(254)
Balance at December 31, 2025	$371	$20,103	$16,704	$25	(85,853)	$(10,064)
Net loss	—	—	(311)	—	—	—
Common dividends ($1.05 per share)	—	—	(290)	—	—	—
Issuance of shares under employee and other plans, net	—	(8)	(1)	1	115	18
Share-based compensation	—	73	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	3	—
Repurchase of common stock	—	(400)	—	—	(9,320)	(1,613)
Spin-off of Biosciences and Diagnostic Solutions business (See Note 2)	—	—	1,288	—	—	—
Balance at March 31, 2026	$371	$19,768	$17,391	$26	(95,054)	$(11,660)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	303	—	—	—
Common dividends ($1.04 per share)	—	—	(302)	—	—	—
Issuance of shares under employee and other plans, net	—	(65)	—	—	679	(12)
Share-based compensation	—	90	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(8)	—
Repurchase of common stock (b)	—	(150)	—	—	(2,637)	(606)
Balance at December 31, 2024	$371	$19,768	$16,141	$25	(83,459)	$(9,425)
Net income	—	—	308	—	—	—
Common dividends ($1.04 per share)	—	—	(298)	—	—	—
Issuance of shares under employee and other plans, net	—	(6)	—	1	78	13
Share-based compensation	—	59	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	13	—
Repurchase of common stock (b)	—	150	—	—	(619)	(150)
Balance at March 31, 2025	$371	$19,971	$16,150	$26	(83,987)	$(9,561)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
(b)Amounts recorded to Treasury stock include excise tax on share repurchases.
Share Repurchases
In the first quarter of fiscal year 2026, the Company repurchased 1.315 million shares of its common stock for total consideration of $250 million through open market repurchases.
In the second quarter of fiscal year 2026, using a portion of the proceeds from the Transaction as further discussed in Note 2, the Company executed two accelerated share repurchase (“ASR”) agreements to repurchase an aggregate of $2 billion of its common stock. The Company accounted for the agreements as two transactions upon prepayment: (1) the aggregate initial delivery of approximately 9.320 million shares was recorded as a $1.600 billion increase to Treasury stock to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining aggregate amount of $400 million was recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreements and the forward sale contracts in the third quarter of fiscal year 2026, the Company will record its receipt of additional shares as an increase to Treasury stock with an offsetting increase to Capital in excess of par value. The number of shares the Company will receive at settlement will be determined based upon the volume weighted average price of BD's shares over the term of the ASR agreements, less a discount.

In the first quarter of fiscal year 2025, the Company executed an accelerated share repurchase agreement for the repurchase of 3.256 million shares of its common stock for total consideration of $750 million. During the first quarter of fiscal year 2025, the initial delivery of 2.637 million shares for $600 million was recorded as an increase to Treasury stock to recognize the acquisition of common stock acquired in a treasury stock transaction, and the remaining 619 thousand shares were recorded as a $150 million decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreement and the forward sale contract in the second quarter of fiscal year 2025, the receipt of the remaining shares was recorded as an increase to Treasury stock, with an offsetting increase of $150 million recorded to Capital in excess of par value.
The share repurchases discussed above were made pursuant to repurchase programs authorized by the Board of Directors on November 3, 2021 for 10 million shares of BD common stock and January 28, 2025 for 10 million shares of BD common stock. The November 3, 2021 repurchase authorization was fully utilized during the second quarter of fiscal year 2026. On January 27, 2026, the Company’s Board of Directors authorized it to repurchase an additional 10 million shares of BD common stock. There is no expiration date for the remaining repurchase programs and, as of March 31, 2026, 11.5 million shares remained unused under these programs.

The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2026 and 2025 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans (b)	Cash Flow Hedges (c)	Available-for-Sale Debt Securities
Balance at September 30, 2025	$(1,895)	$(1,353)	$(636)	$94	$—
Other comprehensive income before reclassifications, net of taxes	28	17	—	11	—
Amounts reclassified into income, net of taxes	9	—	11	(1)	—
Balance at December 31, 2025	$(1,857)	$(1,336)	$(625)	$104	$—
Other comprehensive income (loss) before reclassifications, net of taxes	31	58	(29)	5	(3)
Amounts reclassified into income, net of taxes	24	—	28	(4)	—
Spin-off of Biosciences and Diagnostic Solutions business (See Note 2)	39	39	—	—	—
Balance at March 31, 2026	$(1,764)	$(1,239)	$(626)	$105	$(3)

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans (b)	Cash Flow Hedges (c)	Available-for-Sale Debt Securities
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive income before reclassifications, net of taxes	49	46	—	3	—
Amounts reclassified into income, net of taxes	6	—	8	(2)	—
Balance at December 31, 2024	$(1,676)	$(1,199)	$(549)	$72	$(1)
Other comprehensive loss before reclassifications, net of taxes	(47)	(48)	—	—	—
Amounts reclassified into income, net of taxes	7	—	8	—	—
Balance at March 31, 2025	$(1,716)	$(1,246)	$(541)	$72	$(1)
(a)Includes net (losses) relating to net investment hedges and amounts relating to intercompany balances of a long-term investment nature.
(b)Other comprehensive loss relating to benefit plans during the three months ended March 31, 2026 reflects a net loss, primarily related to the U.S. defined benefit pension plan, that was recognized upon the Company’s remeasurement of plan liabilities, as of January 31, 2026, due to plan curtailments related to the Transaction.
(c)Relates primarily to foreign exchange contracts. Additional disclosures regarding the Company's derivatives are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and six months ended March 31, 2026 and 2025 were immaterial to the Company's consolidated financial results.

Note 5 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Average common shares outstanding	280,640	287,293	283,138	288,411
Dilutive share equivalents from share-based plans (a)	—	444	1,496	782
Average common and common equivalent shares outstanding – assuming dilution	280,640	287,737	284,634	289,193

Share equivalents excluded from the diluted shares outstanding calculation (a)(b)	1,682	2,734	649	2,734
(a)For the three months ended March 31, 2026, 1.033 million share equivalents from share-based plans were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive due to the Company’s net loss for the period.
(b)Share equivalents excluded from the diluted shares outstanding calculation include awards with an exercise price that is greater than the average market price of the Company’s common shares.
Note 6 – Contingencies
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
Product Liability Matters
As of March 31, 2026 and September 30, 2025, the Company was defending approximately 6,995 and 6,905, respectively, product liability claims involving its line of hernia repair devices (collectively, the “Hernia Product Claims”). In the fourth quarter of fiscal year 2024, the Company entered into a settlement agreement to resolve the vast majority of its existing hernia litigation, and the amounts payable pursuant to this settlement agreement are included within the Company’s recorded accrual for this matter and will be paid out over a multi-year period.
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

The Company also continues to be a defendant in certain other mass tort litigation. As of March 31, 2026, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court, and the Company’s line of inferior vena cava filter products, which are pending in various jurisdictions. As of March 31, 2026, the Company is defending approximately 3,250 product liability claims involving the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The first scheduled trial commenced in April 2026 and the next is scheduled in August 2026. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Other Matters
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, Georgia, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of March 31, 2026, the Company has approximately 430 of such suits involving approximately 440 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. In addition, the Company has become aware of certain unfiled claims that have been asserted or threatened against the Company but lack sufficient information to assess the validity. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
On May 2, 2025, the compensatory phase of the first trial in these cases resulted in the jury awarding the plaintiff $20 million in compensatory damages with the matter proceeding to a punitive phase. On May 6, 2025, the jury made a punitive damages finding in the amount of $50 million, which was set aside by the court as the judge declared a mistrial as to this phase of the trial. The mistrial was declared because the jury was not unanimous regarding the issue of specific intent to cause harm, which is required in a case like this for a punitive damages award above a $250,000 cap. After declaring a mistrial in the punitive phase, the court asked for briefing as to potential broader ramifications of that declaration, ruling on September 15, 2025, that a retrial would only be on the issue of specific intent to cause harm and not a complete mistrial which the Company sought. The trial court also permitted the Company to seek appellate review, which the Georgia Court of Appeals accepted on October 23, 2025. The appeal is now fully briefed and oral argument is set for May 14, 2026. At this time, no judgment has been entered in the case, which is still pending. No amounts have been accrued with respect to this individual case because there is no judgment and there are a multitude of strong appellate issues, which the Company is pursuing.
In December 2025, the Company was served with a complaint by competitor TELA Bio, Inc., making antitrust allegations relating to certain sales of hernia devices. The Company disputes the allegations, has filed a motion to dismiss and is otherwise vigorously defending itself in this matter.
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
In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. The Company’s liability recorded for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities was $68 million as of March 31, 2026. Since receipt of the Warning Letter, the Company has continued to assess, based upon currently available information, the resources that will be required to address the non-conformities cited in the Warning Letter while optimizing the customer experience and ensuring the Company’s remediation plans can be fully executed within its planned timelines. The Company submitted a comprehensive response to address the FDA’s feedback in the Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of the noted non-conformities, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
On April 30, 2026, BD’s El Paso manufacturing facility received a Warning Letter from the FDA following an inspection conducted in October 2025 related to drug-device combination products manufactured at the site, including ChloraPrepTM and PurPrepTM (the “El Paso Warning Letter”). The El Paso Warning Letter cited deficiencies related to compliance with current good manufacturing practice requirements, including inadequate investigation of deviations, complaints, and out-of-specification results; insufficient laboratory controls and verification activities supporting product quality and sterility assurance; and shortcomings in equipment cleaning, contamination control, and facility design. The FDA also raised concerns regarding repeat observations, terminal sterilization processes, and the authority and effectiveness of the Quality Unit, as well as additional issues not previously identified in the inspectional observations. As requested by the El Paso Warning Letter, BD is preparing a comprehensive response to address the FDA’s feedback, which may include implementing additional corrections and corrective actions, including potential product recalls; however, no assurances can be given as to whether the FDA may take further action in connection with any of the non-conformities and deficiencies cited in the El Paso Warning Letter, or whether corrective and preventive actions proposed and taken by BD will be adequate to address such non-conformities and deficiencies. As of May 6, 2026, BD has voluntarily determined to put ChloraPrepTM and PurPrepTM on ship hold in the U.S. while it conducts additional final release testing based on the FDA’s request detailed in the El Paso Warning Letter. The Company intends to resume shipment upon receipt of satisfactory final release test results. Any failure to adequately address the El Paso Warning Letter may result in additional regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure or injunction, which may be settled through a consent decree. Until the violations are completely addressed and the FDA confirms the site’s compliance, the FDA is likely to withhold the issuance of Export Certificates on drug or drug-led combination products manufactured at the El Paso site and withhold approval of new applications or supplements that list the site as a drug manufacturer. The ultimate resolution of the El Paso Warning Letter and its impact on BD’s operations is unknown at this time. While BD believes, based upon currently available information, that a loss associated with this matter is probable, BD is not able to reasonably estimate the amount or range of any such loss at this time.
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
During the three and six months ended March 31, 2026, the Company recorded pre-tax charges to Other operating expense, net, of approximately $52 million and $63 million, respectively, related to certain of the matters discussed above.
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
Accruals for the Company’s product liability claims and certain other legal matters, which are discussed above, as well as legal defense costs for certain of these matters, amounted to approximately $1.7 billion and $1.8 billion at March 31, 2026 and September 30, 2025, respectively. A substantial portion of these accruals are recorded within Deferred Income Taxes and Other Liabilities and the remainder are recorded within Total Current Liabilities on the Company’s condensed consolidated balance sheets. The Company’s accruals for product liability and certain other legal matters as of March 31, 2026, as compared with September 30, 2025, primarily reflected payments of settlements and legal fees, partially offset by an increase in accruals for certain matters.
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
Note 7 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2025 Annual Report on Form 10-K. The Company sells a broad range of medical supplies and devices which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, clinical laboratories, the pharmaceutical industry and the general public. Periodically, the Company generates revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.

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
The Company's gross revenues are subject to a variety of deductions, which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Payables, accrued expenses and other current liabilities, depending on the form of settlement and were $880 million and $817 million at March 31, 2026 and September 30, 2025, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $337 million and $336 million and as of March 31, 2026 and September 30, 2025, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.3 billion at March 31, 2026. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions and Medication Delivery Solutions units, some contracts also contain minimum purchase commitments of consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.0 billion at March 31, 2026. This revenue will be recognized over the customer relationship periods.
Disaggregation of Revenues
A disaggregation of the Company's revenues by segment, organizational unit and geographic region is provided in Note 8.
Note 8 – Segment Data
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
Subsequent to the spin-off of the Company’s former Biosciences and Diagnostic Solutions business (which was previously the Life Sciences segment) and the combination of the business with Waters on February 9, 2026, the Life Sciences segment was eliminated. Post-separation, the Company’s segment reporting structure consists of the following four remaining segments and their respective organizational units:

Reportable Segment:	Organizational Units:
Medical Essentials	Medication Delivery Solutions, Specimen Management
Connected Care	Medication Management Solutions, Advanced Patient Monitoring
BioPharma Systems	BioPharma Systems (formerly Pharmaceutical Systems)
Interventional	Urology and Critical Care, Peripheral Intervention, Surgery
Historical Life Sciences segment amounts prior to the separation are reflected as discontinued operations in the Company’s condensed consolidated financial statements, as further discussed in Note 2.
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
The Company's prior-period segment amounts have been recast in the tables below to conform to the new segment structure and to the current-period segment income presentation, on a continuing operations basis.

Revenues by segment, organizational unit and geographical areas for the three and six months ended March 31, 2026 and 2025 are detailed below. The Company has no material intersegment revenues.

	Three Months Ended March 31,
(Millions of dollars)	2026			2025
	United States	International	Total	United States	International	Total
Medical Essentials
Medication Delivery Solutions	$712	$451	$1,163	$687	$430	$1,117
Specimen Management	253	231	484	242	213	456
Total segment revenues	$965	$682	$1,647	$929	$643	$1,573

Connected Care
Medication Management Solutions	$660	$168	$829	$662	$149	$811
Advanced Patient Monitoring	180	112	292	155	102	257
Total segment revenues	$840	$280	$1,120	$817	$251	$1,068

BioPharma Systems	$178	$411	$590	$149	$426	$575

Interventional
Peripheral Intervention	$279	$236	$515	$269	$212	$481
Urology and Critical Care	351	79	430	323	77	400
Surgery	303	109	411	289	94	383
Total segment revenues	$933	$423	$1,357	$880	$384	$1,264

Total Company revenues from continuing operations	$2,917	$1,797	$4,714	$2,776	$1,704	$4,480

	Six Months Ended March 31,
(Millions of dollars)	2026			2025
	United States	International	Total	United States	International	Total
Medical Essentials
Medication Delivery Solutions	$1,405	$886	$2,291	$1,381	$860	$2,241
Specimen Management	498	453	951	481	437	917
Total segment revenues	$1,903	$1,340	$3,242	$1,861	$1,297	$3,158

Connected Care
Medication Management Solutions	$1,339	$324	$1,663	$1,321	$291	$1,612
Advanced Patient Monitoring	358	231	589	314	215	528
Total segment revenues	$1,697	$555	$2,252	$1,635	$506	$2,141

BioPharma Systems	$329	$690	$1,019	$253	$740	$993

Interventional
Peripheral Intervention	$545	$456	$1,000	$522	$432	$954
Urology and Critical Care	690	167	857	629	160	789
Surgery	613	217	829	591	187	778
Total segment revenues	$1,847	$839	$2,687	$1,742	$779	$2,521

Total Company revenues from continuing operations	$5,776	$3,424	$9,200	$5,490	$3,322	$8,813

The following tables include the significant expenses, by segment, that are regularly provided to the CODM and a reconciliation of segment operating income to Income from Continuing Operations Before Income Taxes.

Three Months Ended March 31, 2026

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$1,647	$1,120	$590	$1,357	$4,714
Segment expenses:
Cost of products sold	835	490	316	429	2,070
% of revenues	50.7%	43.7%	53.6%	31.6%
Selling and administrative expense	185	190	32	277	684
% of revenues	11.2%	17.0%	5.4%	20.4%
Research and development expense	53	90	17	72	232
% of revenues	3.2%	8.1%	2.8%	5.3%
Other operating expense, net	—	3	—	—	3
% of revenues	—%	0.3%	—%	—%
Segment Operating Income	$574	$347	$225	$579	$1,724
% of revenues	34.8%	31.0%	38.1%	42.7%

Unallocated items
Net interest expense					(140)
Corporate administrative and other unallocated (a)					(595)
Specified items:
Purchase accounting adjustments (b)					(368)
Integration, restructuring and transaction expense (c)					(533)
Product, litigation, and other items (d)					(132)
Separation-related items (e)					(40)
Impacts of debt extinguishment					122
Income from Continuing Operations Before Income Taxes					$39

Three Months Ended March 31, 2025

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$1,573	$1,068	$575	$1,264	$4,480
Segment expenses:
Cost of products sold	743	478	306	401	1,928
% of revenues	47.0%	44.8%	53.2%	31.7%
Selling and administrative expense	164	161	28	236	589
% of revenues	10.4%	15.1%	4.8%	18.6%
Research and development expense	48	74	18	63	203
% of revenues	3.1%	6.9%	3.1%	5.0%
Other operating expense, net	—	2	—	—	2
% of revenues	—%	0.2%	—%	—%
Segment Operating Income	$617	$353	$224	$565	$1,759
% of revenues	39.3%	33.0%	38.9%	44.7%

Unallocated items
Net interest expense					(146)
Corporate administrative and other unallocated (a)					(636)
Specified items:
Purchase accounting adjustments (b)					(543)
Integration, restructuring and transaction expense					(93)
Product, litigation, and other items (d)					(139)
Income from Continuing Operations Before Income Taxes					$201

Six Months Ended March 31, 2026

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$3,242	$2,252	$1,019	$2,687	$9,200
Segment expenses:
Cost of products sold	1,635	991	559	874	4,060
% of revenues	50.4%	44.0%	54.9%	32.5%
Selling and administrative expense	365	381	60	539	1,345
% of revenues	11.3%	16.9%	5.9%	20.1%
Research and development expense	100	175	34	135	444
% of revenues	3.1%	7.8%	3.4%	5.0%
Other operating expense, net	—	6	—	—	6
% of revenues	—%	0.3%	—%	—%
Segment Operating Income	$1,142	$699	$365	$1,139	$3,345
% of revenues	35.2%	31.0%	35.8%	42.4%

Unallocated items
Net interest expense					(289)
Corporate administrative and other unallocated (a)					(1,257)
Specified items:
Purchase accounting adjustments (b)					(751)
Integration, restructuring and transaction expense (c)					(639)
Product, litigation, and other items (d)					(140)
Separation-related items (e)					(41)
Impacts of debt extinguishment					122
Income from Continuing Operations Before Income Taxes					$350

Six Months Ended March 31, 2025

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$3,158	$2,141	$993	$2,521	$8,813
Segment expenses:
Cost of products sold	1,512	961	538	804	3,815
% of revenues	47.9%	44.9%	54.1%	31.9%
Selling and administrative expense	329	329	56	472	1,187
% of revenues	10.4%	15.4%	5.7%	18.7%
Research and development expense	93	154	35	119	400
% of revenues	2.9%	7.2%	3.5%	4.7%
Other operating expense, net	—	8	—	—	8
% of revenues	—%	0.4%	—%	—%
Segment Operating Income	$1,224	$689	$365	$1,125	$3,403
% of revenues	38.8%	32.2%	36.7%	44.6%

Unallocated items
Net interest expense					(278)
Corporate administrative and other unallocated (a)					(1,290)
Specified items:
Purchase accounting adjustments (b)					(1,105)
Integration, restructuring and transaction expense					(182)
Product, litigation, and other items (d)					(211)
Income from Continuing Operations Before Income Taxes					$337
(a)Primarily comprised of corporate general and administrative expenses, share-based compensation expense, and foreign exchange.
(b)Includes amortization and other adjustments related to the purchase accounting for acquisitions. The Company’s amortization expense is recorded in Cost of products sold. The amounts for the three and six months ended March 31, 2025 included $162 million and $342 million, respectively, due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(c)The amounts for the three and six months ended March 31, 2026 included non-cash asset impairment charges of $450 million, which are further discussed in Notes 10, 11, and 13.
(d)Includes certain items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts in the three and six months ended March 31, 2026 included charges of $42 million and the amounts in the three and six months ended March 31, 2025 included charges of $76 million and $98 million, respectively, within Cost of products sold, to adjust future costs estimated for product remediation efforts.
(e)Represents costs recorded to Other operating expense, net incurred in connection with the Transaction, as further discussed in Note 2.

Segment information for depreciation and amortization related to continuing operations is provided below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Depreciation and Amortization
Medical Essentials	$147	$136	$288	$270
Connected Care	194	199	388	394
BioPharma Systems	27	32	62	62
Interventional	192	198	389	399
Corporate and All Other	3	3	6	6
Total Depreciation and Amortization	$563	$567	$1,134	$1,131
Note 9 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six-month periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Service cost	$7	$7	$16	$18
Interest cost	30	28	60	70
Expected return on plan assets	(39)	(38)	(79)	(93)
Amortization of loss	7	7	14	17
Settlement loss	25	—	25	—
Other	1	—	1	—
Net pension cost	$30	$5	$37	$12
The amounts provided above for amortization of loss represent the reclassifications of net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The Company recognizes pension settlements when payments from the plan exceed the sum of the service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. The settlement loss recorded in the three and six-months ended March 31, 2026 included lump sum benefit payments associated with the Company’s U.S. pension plan. All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income (expense), net on its condensed consolidated statements of income. Net pension costs related to employees transferred to the spin-off entity and reflected in (Loss) Income from Discontinued Operations, Net of Tax were immaterial. Additionally, the Company’s transfer of employees to the spin-off entity did not materially impact the Company’s benefit obligations.
Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2026, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on organizational realignment related to the separation of the Company’s former Biosciences and Diagnostic Solutions business, as well as alignment with BD’s current operational strategy, Excellence Unleashed, and are intended to reduce complexity, optimize the Company’s supply chain efficiency, streamline its global manufacturing footprint, enhance product quality, refine customer experience, and improve cost efficiency across all of the Company’s segments.

Restructuring liability activity for the six months ended March 31, 2026 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2025	$31	$27	$58
Charged to expense	62	495	557
Cash payments	(62)	(32)	(94)
Non-cash settlements	—	(442)	(442)
Balance at March 31, 2026	$31	$48	$79
(a)Primarily consists of non-employee-related costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as non-cash asset impairment charges and incremental project management costs. Non‑cash asset impairment charges of $450 million, relating to all of the Company’s reportable segments, were charged to expense during the second quarter of fiscal year 2026 upon the Company’s commitment to exit certain operational activities and projects which no longer align with and facilitate its current operational strategy, Excellence Unleashed. These exit actions are aimed at simplifying the Company’s operations and aligning resources behind its most value-creating platforms. Additional discussion regarding these charges is provided in Notes 11 and 13.
Note 11 – Intangible Assets
At September 30, 2025, goodwill and other intangible assets related to the former Biosciences and Diagnostic Solutions business were classified as Noncurrent Assets of Discontinued Operations. For additional information, see Note 2.
Intangible assets consisted of:

	March 31, 2026			September 30, 2025
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology (a)	$14,783	$(8,889)	$5,894	$15,079	$(8,515)	$6,564
Customer relationships	5,465	(3,461)	2,005	5,464	(3,258)	2,206
Patents, trademarks and other	1,040	(591)	450	1,032	(577)	456
Amortized intangible assets	$21,289	$(12,940)	$8,348	$21,575	$(12,350)	$9,226
(a)The decrease in the carrying value as of March 31, 2026 included $134 million of non-cash asset impairment charges recorded during the second quarter of fiscal year 2026, which are further discussed in Notes 10 and 13.
Intangible amortization expense was $380 million and $387 million for the three months ended March 31, 2026 and 2025, respectively, and $768 million and $772 million for the six months ended March 31, 2026 and 2025, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical Essentials (a)	Connected Care (a)	BioPharma Systems (a)	Interventional (a)	Total
Goodwill as of September 30, 2025	$7,011	$6,093	$96	$12,764	$25,964
Currency translation	(2)	2	—	(10)	(9)
Goodwill as of March 31, 2026	$7,010	$6,095	$96	$12,755	$25,955
(a)As further discussed in Note 8, effective October 1, 2025, the Company reorganized its organizational units into five distinct, separately-managed segments, based on the nature of its product and service offerings. Subsequent to the Transaction, as further discussed in Note 2, the Company’s segment reporting structure consists of four segments.
Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at March 31, 2026 and September 30, 2025 were not material. The effects on the Company’s financial performance and cash flows are provided below.

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
The notional amounts of the Company’s foreign currency-related derivative instruments as of March 31, 2026 and September 30, 2025 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2026	September 30, 2025
Foreign exchange contracts (a)	Undesignated	$3,926	$5,710
Foreign exchange contracts (b)	Cash flow hedges	789	1,170
Foreign currency-denominated debt (c)	Net investment hedges	2,597	2,630
Cross-currency swaps (d)	Net investment hedges	1,054	1,054
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The Company recorded net losses to Other income (expense), net, relating to these hedges of $45 million and $41 million for the three and six months ended March 31, 2026, respectively. Net amounts recognized in Other income (expense), net, during the three and six months ended March 31, 2025 were immaterial to the Company's consolidated financial results.
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
Net after tax amounts recognized in Other comprehensive income (loss), as well as amounts reclassified from Accumulated other comprehensive income (loss) into earnings relating to these cash flow hedges during the three and six months ended March 31, 2026 and 2025 were immaterial. Net realized gains of $33 million, net of tax, related to these cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months of March 31, 2026.
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

Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month period were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Foreign currency-denominated debt	$36	$(63)	$26	$81
Cross-currency swaps (a)	13	(19)	13	47
(a)The amount for the six months ended March 31, 2025 includes a loss, net of tax, of $18 million recognized on terminated cross-currency swaps.
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
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and six months ended March 31, 2026 and 2025 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of March 31, 2026 and September 30, 2025 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2026	September 30, 2025
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at March 31, 2026 and September 30, 2025 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at March 31, 2026 and September 30, 2025 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	March 31, 2026	September 30, 2025
Cash and equivalents	$813	$567
Restricted cash	202	210
Cash and equivalents and restricted cash	$1,015	$777

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	March 31, 2026	September 30, 2025
Institutional money market accounts (a)	Level 1	$5	$18
Current portion of long-term debt (b)	Level 2	1,386	700
Long-term debt (b)	Level 2	13,779	16,745
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
Nonrecurring Fair Value Measurements
During the second quarter of fiscal year 2026, the Company recorded non-cash asset impairment charges of $450 million to Integration, restructuring and transaction expense, relating to all of the Company’s reportable segments, as further discussed in Notes 10 and 11. The impairment charges are primarily reflected as decreases within Property, Plant and Equipment, Net and Developed Technology, Net of $238 million and $134 million, respectively, on the Company’s March 31, 2026 condensed consolidated balance sheet. The amounts recognized were recorded to adjust the carrying amounts of the assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Trade receivables transferred to third parties under factoring arrangements	$402	$293	$834	$560

	March 31, 2026	September 30, 2025
Amounts yet to be collected and remitted to the third parties	$381	$289
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $215 million and $234 million of outstanding payables related to supplier finance programs as of March 31, 2026 and September 30, 2025, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 14 – Debt
Debt Retirements
On February 27, 2026, the Company commenced a series of tender offers to purchase, for cash, certain of its outstanding senior notes and debentures. The tender offers were funded using a portion of the proceeds from the Transaction, as further discussed in Note 2. The Company’s retirements of debt resulting from the tender offers in the second quarter of fiscal year 2026 included the following:

		(Millions of dollars)
Principal, interest rate and maturity	Period of retirement	Carrying value	Market price of retirement (a)	Gain (loss) recognized to Other income (expense), net (b)
$36 million of 6.700% notes due 2026	Second quarter 2026	$37	$37	$—
$33 million of 7.000% debentures due 2027	Second quarter 2026	33	34	(1)
$27 million of 6.700% debentures due 2028	Second quarter 2026	28	29	(1)
$62 million of 6.000% notes due 2039	Second quarter 2026	61	68	(7)
$91 million of 4.875% notes due 2044	Second quarter 2026	99	85	13
$656 million of 4.669% notes due 2047	Second quarter 2026	650	602	49
$37 million of 5.000% notes due 2040	Second quarter 2026	37	37	—
$472 million of 4.685% notes due 2044	Second quarter 2026	480	442	38
$445 million of 5.081% notes due 2029	Second quarter 2026	443	463	(20)
$263 million of 3.794% notes due 2050	Second quarter 2026	260	208	52
(a)Included related premiums, fees, and expenses.
(b)Debt retirement was accounted for as an early debt extinguishment.
Note 15 – Income Taxes
Income Tax Expense
The Company’s effective income tax rates were 193.1% and 21.5% for the three months ended March 31, 2026 and 2025, respectively, and were 21.8% and 9.7% for the six months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the current-year periods reflect an unfavorable net impact from discrete items compared with the prior-year periods, including the recognition of a deferred tax liability upon the decision to distribute certain prior-year earnings of a number of foreign subsidiaries.

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
Company Overview
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies and devices used by healthcare institutions, physicians, clinical laboratories, the pharmaceutical industry and the general public.
On February 9, 2026, we completed the spin-off of our former Biosciences and Diagnostic Solutions business and the combination of the business with Waters Corporation (“Waters”) in a Reverse Morris Trust transaction (the “Transaction”). The historical results of the former Biosciences and Diagnostic Solutions business (which was previously BD’s Life Sciences segment), have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the spin-off date of February 9, 2026. Additional disclosures regarding our spin-off of the former Biosciences and Diagnostic Solutions business are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Effective October 1, 2025, our segment reporting structure was reorganized into five distinct, separately-managed segments, based on the nature of our product and service offerings. Post-separation, we eliminated the Life Sciences segment from our segment reporting structure and our new organizational structure is based upon the following four remaining worldwide segments: BD Medical Essentials (“Medical Essentials”), BD Connected Care (“Connected Care”), BD BioPharma Systems (“BioPharma Systems”), and BD Interventional (“Interventional”). Our prior-period segment amounts have been recast in the tables below to conform to the new segment structure and to the current-period segment income presentation, as further discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements.
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
We have been experiencing, and may continue to experience, some adverse impact to our results of operations due to market dynamics in China, such as volume-based procurement programs (“VoBP”) and the government’s focus to contain its healthcare-related costs and to improve compliance of healthcare practitioners. Lower demand for vaccines has also adversely impacted our results of operations. The future demand for our products and services could be impacted by other factors including the deterioration of healthcare systems’ budgets.
In general, major disruptions in the sourcing, manufacturing and distribution of our products could adversely impact our results of operations. The ongoing conflict in Iran and the Middle East region has not yet significantly impacted our global supply chain or distribution of our products. However, continued disruption of transportation lanes and global energy supplies, as well as increases in global oil prices due to this conflict could adversely affect our supply chain costs, our ability to source raw materials and components, and our ability to deliver product to customers, which may adversely impact our results of operations and our financial condition.
Tariffs, sanctions or other trade barriers imposed by the United States, or against the United States from countries in which we do business, could also adversely impact our supply chain costs, results of operations and our financial condition. Tariffs have adversely impacted our second quarter fiscal year 2026 operating expense and we continue to monitor international trade policy-related developments, including developments regarding refunds of certain tariffs, to assess their potential future impacts to our operations. Based upon the latest published tariffs that are currently in effect, we expect a continued adverse impact to operating expense for fiscal year 2026 and potentially beyond, primarily relating to any products (or components) imported from countries across our global supply chain which have no exemption opportunities. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain. In addition, our tariff mitigation strategies have been, and may be further challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective, which may impact the collectability of the receivable we have recorded for exemption claims.
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
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2026, worldwide revenues of $4.714 billion increased 5.2% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	2.4%
Pricing	0.2%
Foreign currency impact	2.6%
Increase in revenues from the prior-year period	5.2%
(a) Volume/other includes revenues attributable to products and services.
Cash flows from continuing operating activities were $1.328 billion in the first six months of fiscal year 2026. At March 31, 2026, we had $1.018 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends and during the first six months of fiscal year 2026, we paid cash dividends to common shareholders of $589 million. We also paid cash to repurchase approximately $2.250 billion of our common stock during the six-month period. In connection with the Transaction, we received a $4 billion cash distribution which was used to fund our second quarter share repurchases and debt repayments, as further discussed in Notes 4 and 14 in the Notes to Condensed Consolidated Financial Statements.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The second quarter fiscal year 2026 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Essentials Segment
The following summarizes second quarter Medical Essentials revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,163	$1,117	4.1%	2.7%	1.4%
Specimen Management	484	456	6.2%	3.7%	2.5%
Total Medical Essentials Revenues	$1,647	$1,573	4.7%	3.0%	1.7%
The Medical Essentials segment’s revenue growth in the second quarter of 2026 primarily reflected the following:
•Strong U.S. performance in the Medication Delivery Solutions unit’s Vascular Access Management portfolio.
•Growth in U.S. sales of the Specimen Management unit’s BD VacutainerTM portfolio.
•Both the Medication Delivery Solutions and Specimen Management units were unfavorably impacted by market dynamics in China, including VoBP.
Medical Essentials segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total Medical Essentials Revenues	$3,242	$3,158	2.7%	2.1%	0.6%
The Medical Essentials segment’s income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Medical Essentials segment income	$574	$617	$1,142	$1,224

Segment income as % of Medical Essentials revenues	34.8%	39.3%	35.2%	38.8%
The Medical Essentials segment's operating income as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 reflected the following:
•Lower gross profit margin in the second quarter of 2026 compared with the second quarter of 2025 primarily reflected unfavorable impacts from tariffs, foreign currency translation, and higher labor costs, partially offset by lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives.
•Higher selling and administrative expense as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 primarily reflected higher selling and general and administrative costs.
•Research and development expense as a percentage of revenues in the second quarter of 2026 was flat compared with the second quarter of 2025 which primarily reflected the timing of project spending.

Connected Care Segment
The following summarizes second quarter Connected Care revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Medication Management Solutions	$829	$811	2.2%	1.8%	0.4%
Advanced Patient Monitoring	292	257	13.6%	1.6%	12.0%
Total Connected Care Revenues	$1,120	$1,068	4.9%	1.7%	3.2%
The Connected Care segment’s revenue growth in the second quarter of 2026 primarily reflected the following:
•Growth within the Medication Management Solutions unit which was driven by international sales of BD RowaTM in the Pharmacy Automation portfolio and increased utilization of infusion sets, partially offset by an unfavorable comparison to stronger U.S. placements of infusion systems in the prior-year period.
•The Advanced Patient Monitoring unit experienced strong volume growth across its portfolio, specifically driven by Smart Recovery, HemoSphere AltaTM and the continued adoption of Acumen IQTM Cuff and Acumen IQTM Sensor.
Connected Care segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total Connected Care Revenues	$2,252	$2,141	5.2%	1.2%	4.0%
The Connected Care segment’s income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Connected Care segment income	$347	$353	$699	$689

Segment income as % of Connected Care revenues	31.0%	33.0%	31.0%	32.2%
The Connected Care segment's operating income as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 reflected the following:
•Higher gross profit margin in the second quarter of 2026 compared with the second quarter of 2025 primarily reflected lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives, as well as favorable product mix, partially offset by an unfavorable impact from tariffs as well as higher labor costs.
•Higher selling and administrative expense as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 primarily reflected higher shipping, selling, and general and administrative costs.
•Research and development expense as a percentage of revenues in the second quarter of 2026 was higher compared with the second quarter of 2025, which primarily reflected the timing of project spending.

BioPharma Systems Segment
The following summarizes second quarter BioPharma Systems revenues:

	Three months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
BioPharma Systems Revenues	$590	$575	2.5%	4.3%	(1.8)%
The BioPharma Systems segment’s revenues in the second quarter of 2026 reflected a decline primarily driven by lower market demand for vaccines products, partially offset by double-digit growth of prefillable solutions in the biologic drug category, led by sales of GLP-1 delivery products.
BioPharma segment revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total BioPharma Systems Revenues	$1,019	$993	2.6%	3.2%	(0.6)%
The BioPharma Systems segment’s income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2026	2025	2026	2025
BioPharma Systems segment income	$225	$224	$365	$365

Segment income as % of BioPharma Systems revenues	38.1%	38.9%	35.8%	36.7%
The BioPharma Systems segment's operating income as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 reflected the following:
•Gross profit margin in the second quarter of 2026 was lower compared with the second quarter of 2025 and primarily reflected unfavorable impacts from foreign currency translation, product mix, higher labor costs, and tariffs, partially offset by lower manufacturing costs, which resulted from continuous improvement projects, supply chain optimization and other productivity initiatives.
•Selling and administrative expense as a percentage of revenues in the second quarter of 2026 was higher compared with the second quarter of 2025, which primarily reflected higher general and administrative costs.
•Research and development expense as a percentage of revenues in the second quarter of 2026 was lower compared with the second quarter of 2025, which primarily reflected the timing of project spending.

Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Peripheral Intervention	$515	$481	7.1%	3.1%	4.0%
Urology and Critical Care	430	400	7.5%	1.0%	6.5%
Surgery	411	383	7.4%	1.9%	5.5%
Total Interventional Revenues	$1,357	$1,264	7.3%	2.0%	5.3%
The Interventional segment’s revenue growth in the second quarter of 2026 primarily reflected the following:
•Strength in sales of the Peripheral Intervention unit’s RotarexTM Atherectomy System and oncology products, partially offset by a VoBP impact in China.
•Double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings.
•Double-digit growth in sales of the Surgery unit’s infection prevention products and advanced tissue regeneration portfolio.
Interventional segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,687	$2,521	6.6%	1.4%	5.2%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Interventional segment income	$579	$565	$1,139	$1,125

Segment income as % of Interventional revenues	42.7%	44.7%	42.4%	44.6%

The Interventional segment's operating income as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 reflected the following:
•Gross profit margin in the second quarter of 2026 was flat compared with the second quarter of 2025, which primarily reflected lower manufacturing costs resulting from continuous improvement projects, supply chain optimization and other productivity initiatives, offset by unfavorable impacts from tariffs.
•Higher selling and administrative expense as a percentage of revenues in the second quarter of 2026 compared with the second quarter of 2025 primarily reflected higher selling costs attributable to growth-accelerating initiatives.
•Research and development expense as a percentage of revenues in the second quarter of 2026 was higher compared with the second quarter of 2025, which primarily reflected an increase in investment to support product development.

Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
United States	$2,917	$2,776	5.1%	—%	5.1%
International	1,797	1,704	5.5%	6.9%	(1.4)%
Total Revenues	$4,714	$4,480	5.2%	2.6%	2.6%
U.S. revenue growth in the second quarter of 2026 reflected strong sales in the Medical Essentials segment’s Medication Delivery Solutions unit, the Connected Care segment’s Advanced Patient Monitoring unit, the BioPharma Systems segment, and the Interventional segment’s Urology and Critical Care unit.
International revenues in the second quarter of 2026 primarily reflected a decline in the BioPharma Systems segment, as further discussed above, which was partially offset by growth in the Interventional segment’s Peripheral Intervention and Surgery units. Current-period revenues in emerging markets primarily reflected strong sales in Latin America and certain countries within Greater Asia, partially offset by a decline in China, as further discussed above.

	Three months ended March 31,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$592	$547	8.3%	4.8%	3.5%
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2026 and 2025 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Integration costs (a)	$46	$26	82	50
Restructuring costs (a)	487	66	557	128
Transaction costs (b)	—	1	—	4
Separation-related items (c)	40	—	41	—
Purchase accounting adjustments (d)	368	543	751	1,105
Product, litigation, and other items (e)	132	139	140	211
Impacts of debt extinguishment	(122)	—	(122)	—
Total specified items	950	776	1,448	1,498
Less: tax impact of specified items and other tax related	97	129	192	191
After-tax impact of specified items	$852	$646	$1,256	$1,307
(a)Represents amounts associated with restructuring and acquisition integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below. Restructuring costs in the three and six months ended March 31, 2026 include non-cash asset impairment charges of $450 million recorded upon our commitment to exit certain operational activities and projects which no longer align with and facilitate our current operational strategy, “Excellence Unleashed”, as further discussed in Notes 10 and 13 in the Notes to Condensed Consolidated Financial Statements.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense associated with the Advanced Patient Monitoring acquisition, which occurred during the fourth quarter of fiscal year 2024.
(c)Represents costs recorded to Other operating expense, net and incurred in connection with the Transaction.
(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amounts in the three and six-month periods of 2025 include

$162 million and $342 million, respectively, recorded due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts presented include the following:
•The amounts in the three and six months ended March 31, 2026 included charges of $42 million and the amounts in the three and six months ended March 31, 2025 included charges of $76 million and $98 million, respectively, recorded to Cost of products sold, to adjust future costs estimated for product remediation efforts.
•The amounts in the three and six months ended March 31, 2026 included charges of $52 million and $63 million, respectively, and the amounts in the three and six months ended March 31, 2025 included charges of $32 million and $60 million, respectively, recorded to Other operating expense, net, related to various legal matters. Additional disclosures regarding legislative and legal matters are provided in Note 6 in the Notes to Condensed Consolidated Financial Statements.
•The amounts in the three and six months ended March 31, 2026 included pension settlement costs of $25 million, recorded to Other income (expense), net, as further discussed in Note 9 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
The comparison of gross profit margin for the three and six-month periods of fiscal years 2026 and 2025 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2025 gross profit margin %	41.5%	41.5%
Impact of purchase accounting adjustments and other specified items	4.9%	5.0%
Operating performance	(1.0)%	(0.9)%
Foreign currency impact	0.3%	0.1%
March 31, 2026 gross profit margin %	45.7%	45.7%
The favorable impact on gross margin for the three and six-month periods of 2026 from specified items reflected a favorable comparison to specified items recorded in the prior-year periods, which included impacts of $162 million and $342 million, respectively, resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date. Additionally, specified items in the three and six-month-periods of 2026 included $42 million of charges recorded to adjust the estimate of future product remediation costs as compared to $76 million and $98 million, respectively, in the prior-year three and six-month-periods.
Operating performance in the three and six-month periods of 2026 compared with the prior-year period primarily reflected tariffs and higher labor costs, partially offset by lower manufacturing costs resulting from our ongoing continuous improvement projects, supply chain optimization, and other productivity initiatives.

Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2026 and 2025 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2026	2025		2026	2025
(Millions of dollars)
Selling and administrative expense	$1,213	$1,117		$2,442	$2,272
% of revenues	25.7%	24.9%	80	26.5%	25.8%	70

Research and development expense	$249	$232		$484	$476
% of revenues	5.3%	5.2%	10	5.3%	5.4%	(10)

Integration, restructuring and transaction expense	$533	$93		$640	$182

Other operating expense, net	$66	$35		$78	$63
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and six-month periods of 2026 was higher compared with the prior-year periods, which primarily reflected higher selling costs and unfavorable foreign currency translation in the current-year periods, partially offset by revenue growth that outpaced spending.
Research and development expense
Research and development expense as a percentage of revenues in the three and six-month periods of 2026 was relatively flat compared with the prior-year periods, which primarily reflected the current-period increases in revenues, offset by the timing of project spending.
Integration, restructuring and transaction expense
The amounts in the three and six-month periods of 2026 included non-cash asset impairment charges of $450 million recorded upon our commitment to exit certain operational activities and projects which no longer align with and facilitate our current operational strategy, Excellence Unleashed. Also included in the amounts in the three and six-month periods of 2026, as well as in the three and six-month periods of 2025, are restructuring costs related to simplification and other cost-saving initiatives, and integration costs relating to our acquisition of the Advanced Patient Monitoring unit, which occurred during the fourth quarter of fiscal year 2024. The amount in the three and six-month periods of 2025 additionally included restructuring and transaction costs related to the Advanced Patient Monitoring unit acquisition. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
The amount in the three and six-month periods of 2026 largely represented charges relating to legal matters and costs incurred in connection with the Transaction. The amount in the three and six-month periods of 2025 largely represented charges relating to legal matters. Additional disclosures regarding the separation and legal matters are provided in Notes 2 and 6, respectively, in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2026 and 2025 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2026	2025	2026	2025
Interest expense	$(149)	$(150)	$(302)	$(305)
Interest income	9	5	13	27
Net interest expense	$(140)	$(146)	$(289)	$(278)
Interest expense for the three and six-month periods of fiscal year 2026 was flat compared with the prior-year periods.
Other income (expense), net
Other income in the three and six-month periods of fiscal year 2026 included pension settlement costs of $25 million and a net gain of $122 million related to the early extinguishment of certain debt instruments, as further discussed in Notes 9 and 14, respectively, in the Notes to Condensed Consolidated Financial Statements. The remaining components of Other income (expense), net for the three and six-month periods of fiscal years 2026 and 2025 were immaterial to our consolidated financial results.
Income Taxes
The income tax rates for continuing operations for the three and six-month periods of fiscal year 2026 and 2025 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Effective income tax rate for continuing operations	193.1%	21.5%	21.8%	9.7%

Impact, in basis points, from specified items	17,560	380	690	(250)
The effective income tax rates for continuing operations for the three and six-month periods of fiscal year 2026 compared with the prior-year periods reflected an unfavorable net impact from discrete items, including the recognition of a deferred tax liability upon the decision to distribute certain prior-year earnings of a number of foreign subsidiaries, as further discussed below.
Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations for the three and six-month periods of fiscal years 2026 and 2025 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net (Loss) Income from Continuing Operations (Millions of dollars)	$(37)	$158	$274	$304
Diluted Earnings per Share from Continuing Operations	$(0.13)	$0.55	$0.96	$1.05

Unfavorable impact-specified items	$(3.04)	$(2.25)	$(4.41)	$(4.52)
Dilutive impact	$0.01	$—	$—	$—
Favorable impact-foreign currency translation	$0.04		$0.04
The dilutive impact for the three-month period of fiscal year 2026 represents the impact of share equivalents associated with share-based plans that were excluded from the reported diluted shares outstanding calculation because the result would have been antidilutive.

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2026	2025
Net cash provided by (used for) continuing operations:
Operating activities	$1,328	$489
Investing activities	$(322)	$71
Financing activities	$(716)	$(1,966)
Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in the first six months of fiscal year 2026 reflected our income from continuing operations, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and higher levels of inventory, partially offset by higher levels of accrued expenses and lower levels of trade receivables. The increase in accrued expenses reflects an increase in the net cash settlement payable related to acquisitions and divestitures.
Cash flows from continuing operating activities in the first six months of fiscal year 2025 reflected our income from continuing operations, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses as well as higher levels of inventory. The decrease in accounts payable and accrued expenses reflected our payment in the first quarter of fiscal year 2026 of $175 million relating to an SEC investigation.
Net Cash Flows from Continuing Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support the objectives of our growth strategy. Cash flows from continuing investing activities in the first six months of fiscal year 2026 included capital expenditure-related outflows of $233 million, compared with $219 million in the prior-year period. Prior-period cash flows from continuing investing activities also included a $413 million inflow attributable to the maturity of time deposits.
Net Cash Flows from Continuing Financing Activities
Net cash flows from continuing financing activities in the first six months of fiscal years 2026 and 2025 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2026	2025
Cash inflow (outflow)
Change in short-term debt	$328	$340
Distribution from spin-off entity (see Note 2)	$3,857	$—
Payments of debt	$(2,000)	$(875)
Repurchases of common stock	$(2,250)	$(750)
Dividends paid	$(589)	$(600)
Additional disclosures regarding the Transaction are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2026	September 30, 2025
Total debt	$17,279	$19,180

Weighted average cost of total debt	3.3%	3.4%
Total debt as a percentage of total capital*	41.2%	42.6%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At March 31, 2026, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $1.018 billion and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested. In the second quarter of fiscal year 2026, we recorded a deferred tax liability for earnings of certain foreign subsidiaries which are no longer considered permanently reinvested due to an intercompany restructuring. We remain indefinitely reinvested with respect to all other unremitted foreign earnings of our subsidiaries as of March 31, 2026.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2030. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $236 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2026.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of March 31, 2026.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the five full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $1.183 billion of commercial paper borrowings outstanding as of March 31, 2026. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at March 31, 2026 were unchanged compared with our ratings at September 30, 2025.

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

We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of March 31, 2026, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
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
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems (“PAS”) unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. We continue to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of March 31, 2026, we have received nine FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
As noted above, on November 22, 2024, BD received the Dispensing Warning Letter following an inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. BD submitted a comprehensive response to address FDA’s feedback in the Dispensing Warning Letter, which committed to implementing additional corrective actions; however, no assurances can be given regarding further action by the FDA as a result of FDA’s Dispensing Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Dispensing Warning Letter. Any failure to adequately address the Dispensing Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of the Dispensing Warning Letter and its impact on the Company’s operations is unknown at this time. In connection with the Dispensing Warning Letter, the Company recorded a liability for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities. See Note 6 in the Notes to Condensed Consolidated Financial Statements. It is possible that the amount of the Company’s liability could exceed its currently accrued amount.

On April 30, 2026, BD’s El Paso manufacturing facility received a Warning Letter from the FDA following an inspection conducted in October 2025 related to drug-device combination products manufactured at the site, including ChloraPrepTM and PurPrepTM (the “El Paso Warning Letter”). The El Paso Warning Letter cited deficiencies related to compliance with current good manufacturing practice requirements, including inadequate investigation of deviations, complaints, and out-of-specification results; insufficient laboratory controls and verification activities supporting product quality and sterility assurance; and shortcomings in equipment cleaning, contamination control, and facility design. The FDA also raised concerns regarding repeat observations, terminal sterilization processes, and the authority and effectiveness of the Quality Unit, as well as additional issues not previously identified in the inspectional observations. As requested by the El Paso Warning Letter, BD is preparing a comprehensive response to address the FDA’s feedback, which may include implementing additional corrections and corrective actions, including potential product recalls; however, no assurances can be given as to whether the FDA may take further action in connection with any of the non-conformities and deficiencies cited in the El Paso Warning Letter, or whether corrective and preventive actions proposed and taken by BD will be adequate to address such non-conformities and deficiencies. As of May 6, 2026, BD has voluntarily determined to put ChloraPrepTM and PurPrepTM on ship hold in the U.S. while it conducts additional final release testing based on the FDA’s request detailed in the El Paso Warning Letter. BD intends to resume shipment upon receipt of satisfactory final release test results. Any failure to adequately address the El Paso Warning Letter may result in additional regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure or injunction, which may be settled through a consent decree. Until the violations are completely addressed and the FDA confirms the site’s compliance, the FDA is likely to withhold the issuance of Export Certificates on drug or drug-led combination products manufactured at the El Paso site and withhold approval of new applications or supplements that list the site as a drug manufacturer. The ultimate resolution of the El Paso Warning Letter and its impact on BD’s operations is unknown at this time. While BD believes, based upon currently available information, that a loss associated with this matter is probable, BD is not able to reasonably estimate the amount or range of any such loss at this time.
Ethylene Oxide/Sterilization
There is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency (“EPA”) and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the United States. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the United States, and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. Any such increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT. On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the EPA became effective. Companies generally have two years from the effective date to comply with the new requirements of the revised NESHAP. On July 17, 2025, the White House issued a Presidential Proclamation under the Clean Air Act exempting certain sterilization facilities for two years from compliance with the EPA’s revised NESHAP for ethylene oxide emissions from sterilization facilities to allow these facilities more time to design, procure, install and test new control technology and implement other changes to ensure compliance with the revised NESHAP. While BD’s ethylene oxide sterilization facilities received this Presidential compliance exemption we continue to implement certain changes to our facilities in accordance with the revised NESHAP’s requirements, and such measures will require additional implementation and ongoing operational costs, including investments in certain new technologies. On March 17, 2026, the EPA published the NESHAP: Ethylene Oxide Emissions Standards for Sterilization Facilities Residual Risk and Technology Review Reconsideration which proposes certain revisions to the April 5, 2024 rule. BD is monitoring the proposed revisions to understand their impact on our current sterilization operations, control technology and compliance measures.
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
•General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility (including volatility resulting from the imposition of (and changing policies around) tariffs and related countermeasures and developments regarding refunds of certain tariffs), import or export licensing requirements, other governmental restrictions, interest rate and currency rate fluctuations, global oil prices and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt aspects of our supply chain, impair our ability to produce our products, or increase borrowing costs.
•The impact of inflation, tariffs, global oil prices and disruptions in our global supply chain on us and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints, disruptions and delays, product shortages, energy shortages or increased energy costs, labor shortages or disputes, and increased operating and labor costs.
•Conditions in international markets, including social and political conditions, geopolitical developments such as the continuation and/or escalation of the situations in Iran and the Middle East region (which could result in continued disruption of transportation lanes and global energy supplies, as well as increases in global oil prices and adversely affect our supply chain costs, ability to source raw materials and components and our ability to deliver product to customers), Ukraine and Asia, civil unrest, political conflict, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures, barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights, and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
•The impact of changes in U.S. federal, state, or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms such as the Pillar Two framework) and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, sanctions or other trade barriers imposed by the U.S. (and countermeasures by non-U.S. governments) could adversely impact demand for our products and services, our supply chain costs or otherwise adversely impact our results of operations and future growth. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take and the availability of any mitigating actions, including developments regarding refunds of certain tariffs. In addition, our tariff mitigation strategies have been, and may be further challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective, which may impact the collectability of the receivable we have recorded for exemption claims.
•Cost-containment efforts and other measures to improve compliance of healthcare practitioners in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the Center for Medicaid Services’ Competitive Bidding Program, reimbursement policy changes or the implementation of similar cost-containment efforts.
•The risks associated with the separation of our former Biosciences and Diagnostic Solutions business and the combination of the business with Waters, including factors that could diminish our benefits from the transaction.
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
•Product efficacy or safety concerns, changes to, or limitations on, the labeled indications or permitted uses of our products, non-compliance with applicable regulatory requirements regarding our products, including marketing authorization, registration, quality system and manufacturing requirements (including as a result of product modifications); or other factors that could result in product recalls, field actions, lost revenue, restrictions on our ability to continue selling existing products or commercialize new products (including limitations on future product clearances or approvals and the imposition of civil penalties), increased exposure to product liability or other claims and damage to our reputation, including products we acquire through acquisitions. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
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
•Deficit reduction efforts, policy changes, or other actions that reduce or freeze the availability of government funding for healthcare, which could weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.
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
•The risks associated with the qualification of the spin-off of our former Diabetes Care business, and the spin-off of our former Biosciences and Diagnostic Solutions businesses and subsequent combination with Waters in a Reverse Morris Trust transaction, as tax-free transactions for U.S. federal income tax purposes.
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
•Our ability to execute our New BD strategy, Excellence Unleashed, as expected.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2025 Annual Report, and in Note 6 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended March 31, 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2026	1,438	$198.53	—	20,833,026
February 1 – 28, 2026 (3)	9,320,064	171.68	9,319,664	11,513,362
March 1 – 31, 2026	—	—	—	11,513,362
Total	9,321,502	$171.69	9,319,664	11,513,362
(1)Includes 1,838 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Includes shares remaining under repurchase programs authorized by the Board of Directors on January 27, 2026 and January 28, 2025, each of which permits the repurchase of up to 10 million shares of BD common stock and has no expiration date. During February 2026, BD fully utilized the repurchase program authorized by the Board of Directors on November 3, 2021, which permitted the repurchase of up to 10 million shares of BD common stock.
(3)Shares purchased includes an initial delivery of 9,319,664 shares of BD common stock received upon payment of $2 billion under accelerated share repurchase (“ASR”) agreements executed in February 2026. The remaining shares will be delivered in the third quarter of fiscal year 2026 based upon final settlement of the ASR agreements. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term. Additional disclosures regarding the transactions are provided in Note 4 to the condensed consolidated financial statements contained in Item 1. Financial Statements.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our officers or directors adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K of the Exchange Act, except as follows:
On February 10, 2026, Thomas E. Polen, Chairman, Chief Executive Officer and President of BD, terminated a trading plan which was adopted on August 13, 2025 and intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act (the “original Rule 10b5-1 trading plan”). The original Rule 10b5-1 trading plan provided for the exercise of up to 47,700 stock appreciation rights (“SARs”) at various exercise prices, net of shares withheld to satisfy applicable taxes with an expiration date of December 1, 2026. Mr. Polen terminated the original Rule 10b5-1 trading plan in connection with the adjustment to BD’s stock price after the close of the spin-off of BD’s former Biosciences and Diagnostic Solutions business and the combination of the business with Waters Corporation in a Reverse Morris Trust transaction, as further discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements. Following the termination of the original Rule 10b5-1 trading plan, on March 2, 2026, Mr. Polen adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The new plan provides for the exercise of up to 63,487 SARs at various exercise prices, net of shares withheld to satisfy applicable taxes and terminates on the earlier of the date all the shares under the plan are sold and June 1, 2027.
On February 18, 2026, Michael Garrison, Executive Vice President and President, Medical Essentials and BioPharma Systems Segments of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Garrison’s plan is for the sale of up to 2,200 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 10, 2027.
On February 27, 2026, Shana Neal, Executive Vice President and Chief People Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Neal’s plan is for the sale of up to 4,500 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 7, 2027.

Item 6.    Exhibits

2(a)	Amendment No. 1 to Separation Agreement, dated as of February 9, 2026, by and among Becton, Dickinson and Company, Waters Corporation and Augusta SpinCo Corporation (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2026).*

3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019 (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 10-Q for the period ended December 31, 2018).

3(b)	Certificate of Designation of Series D Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2026).

3(c)	By-laws, as amended as of April 28, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2026).

10(a)	Tax Matters Agreement, dated as of February 9, 2026, by and among Becton, Dickinson and Company, Waters Corporation and Augusta SpinCo Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2026).*

10(b)	Employee Matters Agreement, dated as of February 9, 2026, by and among Becton, Dickinson and Company, Waters Corporation, and Augusta SpinCo Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2026).*

10(c)	Intellectual Property Matters Agreement, dated as of February 9, 2026, by and among Becton, Dickinson and Company, Waters Corporation and Augusta SpinCo Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 9, 2026).*

10(d)	Transition Services Agreement, dated as of February 9, 2026, by and among Becton, Dickinson and Company, Waters Corporation and Augusta SpinCo Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2026).*

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.**

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: May 7, 2026

/s/ Vitor Roque
Vitor Roque
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Pamela L. Spikner
Pamela L. Spikner
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)