Form 10-Q
period 2026-06-30
BECTON DICKINSON & CO
filed 2026-08-06
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey				22-0760120
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880	(201)	847-6800
(Address of principal executive offices) (Zip Code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
1.213% Notes due February 12, 2036	BDX/36	New York Stock Exchange
3.519% Notes due February 8, 2031	BDX31	New York Stock Exchange
3.828% Notes due June 7, 2032	BDX32A	New York Stock Exchange
3.855% Notes due May 20, 2033	BDX33A	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 272,386,800 shares of Common Stock, $1.00 par value, outstanding at June 30, 2026.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2026

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,983	$4,726	$14,183	$13,539
Cost of products sold	2,668	2,491	7,662	7,646
Selling and administrative expense	1,261	1,163	3,703	3,435
Research and development expense	258	230	742	706
Integration, restructuring and transaction expense	89	96	729	277
Other operating expense, net	44	7	122	70
Total Operating Costs and Expenses	4,320	3,986	12,958	12,134
Operating Income	663	739	1,225	1,405
Interest expense	(132)	(152)	(434)	(458)
Interest income	4	4	16	31
Other income (expense), net	19	(22)	97	(72)
Income from Continuing Operations Before Income Taxes	554	569	904	906
Income tax provision	102	118	179	151
Net Income from Continuing Operations	451	451	725	755
(Loss) Income from Discontinued Operations, Net of Tax	(74)	123	(276)	430
Net Income	$377	$574	$449	$1,185

Basic Earnings per Share
Income from Continuing Operations	$1.64	$1.57	$2.59	$2.62
(Loss) Income from Discontinued Operations	(0.27)	0.43	(0.99)	1.49
Basic Earnings per Share	$1.37	$2.00	$1.60	$4.11

Diluted Earnings per Share
Income from Continuing Operations	$1.64	$1.57	$2.58	$2.62
(Loss) Income from Discontinued Operations	(0.27)	0.43	(0.98)	1.49
Diluted Earnings per Share	$1.37	$2.00	$1.59	$4.10

Dividends per Common Share	$1.05	$1.04	$3.15	$3.12
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Income	$377	$574	$449	$1,185
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	83	(114)	197	(116)
Defined benefit pension and postretirement plans	24	8	34	24
Cash flow hedges	5	8	15	10
Unrealized gain on available-for-sale debt securities	3	1	—	1
Other Comprehensive Income (Loss), Net of Tax	114	(97)	246	(82)
Comprehensive Income	$492	$477	$695	$1,103
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares
(Unaudited)

	June 30, 2026	September 30, 2025
Assets
Current Assets:
Cash and equivalents	$708	$567
Restricted cash	155	210
Short-term investments	1	8
Trade receivables, net	2,364	2,396
Inventories:
Materials	793	724
Work in process	401	354
Finished products	2,122	2,071
	3,316	3,149
Prepaid expenses and other	1,595	1,379
Current assets of discontinued operations	—	1,545
Total Current Assets	8,139	9,255
Property, Plant and Equipment	13,604	13,656
Less allowances for depreciation and amortization	7,521	7,272
Property, Plant and Equipment, Net	6,083	6,383
Goodwill	25,944	25,964
Developed Technology, Net	5,661	6,564
Customer Relationships, Net	1,912	2,206
Other Intangibles, Net	448	456
Other Assets	2,546	2,383
Noncurrent Assets of Discontinued Operations	—	2,114
Total Assets	$50,731	$55,325
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$3,297	$1,559
Payables, accrued expenses and other current liabilities	6,107	6,106
Current liabilities of discontinued operations	—	648
Total Current Liabilities	9,404	8,313
Long-Term Debt	13,511	17,620
Long-Term Employee Benefit Obligations	1,005	1,027
Deferred Income Taxes and Other Liabilities	2,394	2,632
Noncurrent Liabilities of Discontinued Operations	—	342
Commitments and Contingencies (See Note 6)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in June 30, 2026 and September 30, 2025	371	371
Capital in excess of par value	20,218	20,075
Retained earnings	17,509	16,622
Deferred compensation	31	25
Treasury stock	(12,064)	(9,808)
Accumulated other comprehensive loss	(1,649)	(1,895)
Total Shareholders’ Equity	24,416	25,390
Total Liabilities and Shareholders’ Equity	$50,731	$55,325

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Operating Activities
Net income	$449	$1,185
Less: (Loss) income from discontinued operations, net of tax	(276)	430
Income from continuing operations, net of tax	725	755
Adjustments to income from continuing operations, net of tax to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,697	1,706
Share-based compensation	204	179
Deferred income taxes	(118)	(252)
Change in operating assets and liabilities	(542)	(920)
Pension obligation	42	21
Asset impairment charges	450	—
Impacts of debt extinguishment	(122)	—
Other, net	(231)	89
Net Cash Provided by Continuing Operating Activities	2,104	1,578
Investing Activities
Capital expenditures	(376)	(383)
Maturities and sales of investments	27	408
Acquisitions, net of cash acquired and adjustments	(22)	13
Other, net	(192)	(267)
Net Cash Used for Continuing Investing Activities	(563)	(229)
Financing Activities
Change in short-term debt	37	133
Proceeds from long-term debt	704	—
Distribution from spin-off entity, net (see Note 2)	3,857	—
Payments of debt	(2,696)	(1,208)
Repurchases of common stock	(2,250)	(750)
Dividends paid	(875)	(899)
Other, net	(70)	(83)
Net Cash Used for Continuing Financing Activities	(1,293)	(2,807)
Discontinued Operations
Net cash (used for) provided by operating activities	(198)	498
Net cash used for investing activities	(40)	(96)
Net cash used for financing activities	(3)	—
Net Cash (Used for) Provided by Discontinued Operations	(241)	403
Net change in cash and equivalents and restricted cash, including cash classified within current assets of discontinued operations	7	(1,055)
Net change in cash and equivalents classified within current assets of discontinued operations	74	(8)
Effect of exchange rate changes on cash and equivalents and restricted cash	5	(2)
Net increase (decrease) in cash and equivalents and restricted cash	86	(1,065)
Opening Cash and Equivalents and Restricted Cash	777	1,792
Closing Cash and Equivalents and Restricted Cash	$863	$727
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Note 2 – Divestiture
On February 9, 2026, the Company completed the spin-off to BD shareholders of the Company’s former Biosciences and Diagnostic Solutions business and the combination of the business with Waters in a Reverse Morris Trust transaction (the “Transaction”). In the Transaction, BD's shareholders received shares of Waters common stock representing 39.2% of the combined company on a fully diluted basis. In connection with the Transaction, BD received a cash distribution of $4 billion from the spin-off entity, which was funded by $4 billion of indebtedness incurred by that entity. The $4 billion cash distribution received from the spin-off entity was offset by a $143 million cash distribution to the spin-off entity relating to the opening cash balance conveyed on the Transaction date and certain net working capital adjustments. In the third quarter of fiscal year 2026, a receivable was recorded pending finalization of the post-closing net working capital settlement process, resulting in an increase in Retained Earnings. BD used $2 billion of the proceeds to repurchase BD common shares under the terms of an accelerated share repurchase program, which is further discussed in Note 4, and the remaining $2 billion was used for debt repayments, which is further discussed in Note 14. BD has received a favorable Private Letter Ruling from the Internal Revenue Service regarding matters relating to the U.S. federal income tax consequences of the Transaction.
In connection with the separation and combination, the Company and Waters entered into various agreements to effect the Transaction and provide a framework for the relationship between the Company and Waters after the Transaction close. Such agreements include the separation agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, manufacturing agreements, and various lease agreements. Under these agreements, the Company will continue to provide certain products and services to Waters following the completion of the Transaction. Other income (expense), net on the Company’s condensed consolidated statements of income included income of $22 million and $35 million for the three and nine months ended June 30, 2026, respectively, related to the transition services agreement.

The historical results of the former Biosciences and Diagnostic Solutions business that are presented within (Loss) Income from Discontinued Operations, Net of Tax are as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
(Millions of dollars)	2025	2026 (a)	2025
Revenues	$784	$1,039	$2,411
Cost of products sold	384	568	1,177
Selling and administrative expense	157	243	477
Research and development expense	67	106	237
Integration, restructuring and transaction impacts	1	5	2
Other operating expense, net	31	251	41
Total Operating Costs and Expenses	641	1,172	1,934
Operating Income (Loss)	143	(133)	477
Other expense, net	(9)	(6)	(12)
Income (Loss) from Discontinued Operations, Before Income Taxes	134	(140)	465
Income tax provision	11	137	36
Income (Loss) from Discontinued Operations, Net of Tax	$123	$(276)	$430
(a)Largely reflects operating results through the February 9, 2026 Transaction date. Amounts reflected within (Loss) Income from Discontinued Operations, Net of Tax for the three months ended June 30, 2026 on the condensed consolidated statements of income represent $74 million primarily related to foreign taxes associated with the Transaction, as well as other costs associated with related residual activities.
Other operating expense, net above consists of costs incurred to execute the Transaction, as well as consulting, legal, tax, other advisory services, and other incremental costs directly related to separation activities. Costs incurred for ongoing post-separation activities, including employee costs, professional fees, and other costs for transitionary activities undertaken to establish stand-alone operations and information systems, are recorded as Other operating expense, net within Net Income from Continuing Operations for the three and nine months ended June 30, 2026.

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
During the second quarter of fiscal year 2026, the Company recorded the net impact of the $3.857 billion net cash distribution received and its distribution of net assets to the spin-off entity, based on the carrying amounts of the net assets as of February 9, 2026, as an increase in Retained earnings. Also during the second quarter of fiscal year 2026, the Company recorded a net decrease to Accumulated other comprehensive loss of $39 million to derecognize foreign currency translation losses which were attributable to the spin-off entity.
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
Note 4 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2026 and 2025 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2025	$371	$20,075	$16,622	$25	(85,192)	$(9,808)
Net income	—	—	382	—	—	—
Common dividends ($1.05 per share)	—	—	(299)	—	—	—
Issuance of shares under employee and other plans, net	—	(63)	—	—	660	(2)
Share-based compensation	—	91	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	—	—	—	(1,315)	(254)
Balance at December 31, 2025	$371	$20,103	$16,704	$25	(85,853)	$(10,064)
Net loss	—	—	(311)	—	—	—
Common dividends ($1.05 per share)	—	—	(290)	—	—	—
Issuance of shares under employee and other plans, net	—	(8)	(1)	1	115	18
Share-based compensation	—	73	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	3	—
Repurchase of common stock (b)	—	(400)	—	—	(9,320)	(1,613)
Spin-off of Biosciences and Diagnostic Solutions business (See Note 2)	—	—	1,288	—	—	—
Balance at March 31, 2026	$371	$19,768	$17,391	$26	(95,054)	$(11,660)
Net income	—	—	377	—	—	—
Common dividends ($1.05 per share)	—	—	(286)	—	—	—
Issuance of shares under employee and other plans, net	—	(5)	—	5	54	(5)
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	4	—
Repurchase of common stock	—	400	—	—	(3,211)	(400)
Spin-off of Biosciences and Diagnostic Solutions business (See Note 2)	—	—	27	—	—	—
Balance at June 30, 2026	$371	$20,218	$17,509	$31	(98,208)	$(12,064)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2024	$371	$19,893	$16,139	$25	(81,493)	$(8,807)
Net income	—	—	303	—	—	—
Common dividends ($1.04 per share)	—	—	(302)	—	—	—
Issuance of shares under employee and other plans, net	—	(65)	—	—	679	(12)
Share-based compensation	—	90	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(8)	—
Repurchase of common stock (b)	—	(150)	—	—	(2,637)	(606)
Balance at December 31, 2024	$371	$19,768	$16,141	$25	(83,459)	$(9,425)
Net income	—	—	308	—	—	—
Common dividends ($1.04 per share)	—	—	(298)	—	—	—
Issuance of shares under employee and other plans, net	—	(6)	—	1	78	13
Share-based compensation	—	59	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	13	—
Repurchase of common stock	—	150	—	—	(619)	(150)
Balance at March 31, 2025	$371	$19,971	$16,150	$26	(83,987)	$(9,561)
Net income	—	—	574	—	—	—
Common dividends ($1.04 per share)	—	—	(299)	—	—	—
Issuance of shares under employee and other plans, net	—	(2)	—	(1)	18	—
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	2	—
Balance at June 30, 2025	$371	$20,024	$16,426	$26	(83,967)	$(9,561)
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
In the second quarter of fiscal year 2026, the Company executed two accelerated share repurchase (“ASR”) agreements concurrently to repurchase its common stock using a portion of the proceeds from the Transaction as further discussed in Note 2. The Company also executed an ASR agreement in the first quarter of fiscal year 2025. The Company accounted for these ASR agreements as two transactions upon prepayment: (1) the initial delivery of shares was recorded as an increase to Treasury stock to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining amount of shares was recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreement and the forward sale contract, the Company’s receipt of additional shares at settlement was recorded as an increase to Treasury stock and an offsetting increase to Capital in excess of par value. The impacts of these accelerated share repurchase transactions were as follows:

Execution Date	Settlement Date	Aggregate Common Stock Repurchased (millions of dollars)	Initial Transaction (millions of dollars)	Initial Shares Delivered (in thousands)	Final Settlement (millions of dollars)	Additional Shares Delivered at Settlement (in thousands)	Total Shares Delivered (in thousands)
Q2 2026	Q3 2026	$2,000	$1,600	9,320	$400	3,211	12,531
Q1 2025	Q2 2025	750	600	2,637	150	619	3,256

The share repurchases discussed above were made pursuant to repurchase programs authorized by the Board of Directors on November 3, 2021; January 28, 2025; and January 27, 2026, each of which permitted the Company to repurchase 10 million shares of BD common stock. The November 3, 2021 repurchase authorization was fully utilized during the second quarter of fiscal year 2026, and the January 28, 2025 repurchase authorization was fully utilized during the third quarter of fiscal year 2026. There is no expiration date for the remaining repurchase program and, as of June 30, 2026, 8.3 million shares remained unused under the program.
The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2026 and 2025 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans (b)	Cash Flow Hedges (c)	Available-for-Sale Debt Securities
Balance at September 30, 2025	$(1,895)	$(1,353)	$(636)	$94	$—
Other comprehensive income before reclassifications, net of taxes	28	17	—	11	—
Amounts reclassified into income, net of taxes	9	—	11	(1)	—
Balance at December 31, 2025	$(1,857)	$(1,336)	$(625)	$104	$—
Other comprehensive income (loss) before reclassifications, net of taxes	31	58	(29)	5	(3)
Amounts reclassified into income, net of taxes	24	—	28	(4)	—
Spin-off of Biosciences and Diagnostic Solutions business (See Note 2)	39	39	—	—	—
Balance at March 31, 2026	$(1,764)	$(1,239)	$(626)	$105	$(3)
Other comprehensive income before reclassifications, net of taxes	98	83	—	12	3
Amounts reclassified into income, net of taxes	16	—	24	(8)	—
Balance at June 30, 2026	$(1,649)	$(1,157)	$(602)	$110	$—

(Millions of dollars)	Total	Foreign Currency Translation (a)	Benefit Plans	Cash Flow Hedges (c)	Available-for-Sale Debt Securities
Balance at September 30, 2024	$(1,732)	$(1,244)	$(557)	$70	$(1)
Other comprehensive income before reclassifications, net of taxes	49	46	—	3	—
Amounts reclassified into income, net of taxes	6	—	8	(2)	—
Balance at December 31, 2024	$(1,676)	$(1,199)	$(549)	$72	$(1)
Other comprehensive loss before reclassifications, net of taxes	(47)	(48)	—	—	—
Amounts reclassified into income, net of taxes	7	—	8	—	—
Balance at March 31, 2025	$(1,716)	$(1,246)	$(541)	$72	$(1)
Other comprehensive (loss) income before reclassifications, net of taxes	(109)	(114)	—	4	1
Amounts reclassified into income, net of taxes	12	—	8	4	—
Balance at June 30, 2025	$(1,813)	$(1,360)	$(533)	$80	$—
(a)Includes net gains (losses) relating to net investment hedges and amounts relating to intercompany balances of a long-term investment nature.
(b)Other comprehensive loss relating to benefit plans during the second quarter of fiscal year 2026 reflects a net loss, primarily related to the U.S. defined benefit pension plan, that was recognized upon the Company’s remeasurement of plan liabilities, as of January 31, 2026, due to plan curtailments related to the Transaction.
(c)Relates primarily to foreign exchange contracts. Additional disclosures regarding the Company's derivatives are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and nine months ended June 30, 2026 and 2025 were immaterial to the Company's consolidated financial results.

Note 5 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Average common shares outstanding	274,788	287,170	280,332	287,997
Dilutive share equivalents from share-based plans	370	53	1,271	696
Average common and common equivalent shares outstanding – assuming dilution	275,158	287,223	281,603	288,693

Share equivalents excluded from the diluted shares outstanding calculation (a)	4,957	4,284	3,075	4,156
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
Product Liability Matters
As of June 30, 2026 and September 30, 2025, the Company was defending approximately 7,090 and 6,905, respectively, product liability claims involving its line of hernia repair devices (collectively, the “Hernia Product Claims”). In the fourth quarter of fiscal year 2024, the Company entered into a settlement agreement to resolve the vast majority of its existing hernia litigation, and the amounts payable pursuant to this settlement agreement are included within the Company’s recorded accrual for this matter and will be paid out over a multi-year period.
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
The Company also continues to be a defendant in certain other mass tort litigation. As of June 30, 2026, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court, and the Company’s line of inferior vena cava filter products, which are pending in various jurisdictions. As of June 30, 2026, the Company is defending approximately 3,850 product liability claims involving the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The first scheduled trial commenced in April 2026 and resulted in a defense verdict on two claims and a mistrial on two claims. The next trials are scheduled for August 18, 2026 and October 13, 2026. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Government Matters
In April 2019, the Department of Justice served the Company and CareFusion with CIDs seeking information regarding certain of CareFusion’s contracts with the Department of Veterans Affairs, some dating back more than 10 years, for certain products, including AlarisTM and PyxisTM devices, in connection with a civil investigation of possible violations of the False Claims Act, and the government later expanded the investigation to include several additional contracts. The government has made several requests for documents and interviews or depositions of Company personnel and set forth a preliminary case assessment. The Company is cooperating with the government, responding to its requests and the assessment.
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
Other Matters
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, Georgia, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant, unless the plaintiff can prove that the Company acted, or failed to act, with a specific intent to cause harm, which the court to date has cast as a jury issue, meaning that the jury could negate the cap. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. As of June 30, 2026, the Company has approximately 435 of such suits involving approximately 445 plaintiffs asserting individual personal injury claims; approximately 50 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. The next trial is scheduled for September 14, 2026. In addition, the Company has become aware of certain unfiled claims that have been asserted or threatened against the Company but lack sufficient information to assess the validity. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
On May 2, 2025, the compensatory phase of the first trial in these cases resulted in the jury awarding the plaintiff $20 million in compensatory damages with the matter proceeding to a punitive phase. On May 6, 2025, the jury made a punitive damages finding in the amount of $50 million, which was set aside by the court as the judge declared a mistrial as to this phase of the trial. The mistrial was declared because the jury was not unanimous regarding the issue of specific intent to cause harm, which is required in a case like this for a punitive damages award above a $250,000 cap. After declaring a mistrial in the punitive phase, the court asked for briefing as to potential broader ramifications of that declaration, ruling on September 15, 2025, that a retrial would only be on the issue of specific intent to cause harm and not a complete mistrial which the Company sought. The trial court also permitted the Company to seek appellate review, which the Georgia Court of Appeals accepted on October 23, 2025. Oral argument occurred on May 14, 2026; the Company is awaiting the court’s decision. At this time, no judgment has been entered in the case, which is still pending. No amounts have been accrued with respect to this individual case because there is no judgment and there are a multitude of strong appellate issues, which the Company is pursuing.
In December 2025, the Company was served with a complaint by competitor TELA Bio, Inc., making antitrust allegations relating to certain sales of hernia devices. The Company disputes the allegations and is otherwise vigorously defending itself in this matter.
In 2015, legislation was enacted in Italy that requires medical technology companies to make payments to the Italian government if Italy’s medical device expenditures exceed annual regional expenditure ceilings. The amount of these payments is based on the amount by which the regional ceilings for the given year were exceeded. Considerable uncertainty has existed regarding the enforceability and implementation of this payback legislation since it was enacted and the Company, as well as other medical device companies, have filed appeals which challenge the enforceability of this legislation. In July 2024, the Italian Constitutional Court affirmed the constitutionality of the medical device payback legislation. The ultimate resolution for amounts that may be due for calendar years 2019 and later is unknown at this time. As such, it is possible that the amount of the Company’s liability could differ from its currently accrued amount.
In May 2024, CareFusion 303, Inc., the Company’s subsidiary that manufactures its BD PyxisTM dispensing equipment, received a Form 483 Notice following an inspection from the U.S. Food and Drug Administration (“FDA”) that contained observations of non-conformance with the FDA’s Quality System and Medical Device Reporting (“MDR”) regulations. In November 2024, the Company received a Warning Letter (the “Dispensing Warning Letter”) following the inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. Since receipt of the Dispensing Warning Letter, the Company has continued to assess, based upon currently available information, the resources that will be required to address the non-conformities cited in the Dispensing Warning Letter while optimizing the customer experience and ensuring the Company’s remediation plans can be fully executed within its planned timelines. The Company submitted a comprehensive response to address the FDA’s feedback in the Dispensing Warning Letter, which committed to implementing additional corrective actions. The commitments under the Dispensing Warning Letter have been completed; however, no assurances can be given regarding further action by the FDA as a result of the noted non-conformities, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Dispensing Warning Letter. Any failure to adequately address this Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of this Warning Letter and its impact on the Company’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.

On April 30, 2026, BD’s El Paso manufacturing facility received a Warning Letter from the FDA’s Center for Drug Evaluation and Research following an October 2025 Drug Quality Assurance inspection related to drug-device combination products manufactured at the site, including ChloraPrepTM and PurPrepTM (the “El Paso Warning Letter”). The El Paso Warning Letter cited deficiencies related to compliance with current good manufacturing practice requirements, including inadequate investigation of deviations, complaints, and out-of-specification results; insufficient laboratory controls and verification activities supporting product quality and sterility assurance; and shortcomings in equipment cleaning, contamination control, and facility design. The FDA also raised concerns regarding repeat observations, terminal sterilization processes, and the authority and effectiveness of the Quality Unit, as well as additional issues not previously identified in the inspectional observations. BD submitted a comprehensive response to the FDA addressing the matters identified in the El Paso Warning Letter. As part of its response, BD committed to implementing additional corrective and preventive actions, including independent quality assessments and certain product recalls. The results of these assessments could lead to additional corrective actions, including further product recalls. No assurances can be given as to whether the FDA may take further action in connection with any of the non-conformities and deficiencies cited in the El Paso Warning Letter, or whether corrective and preventive actions proposed and taken by BD will be adequate to address such non-conformities and deficiencies. Any failure to adequately address the observations stated in the El Paso Warning Letter may result in additional regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure or injunction, which may be settled through a consent decree. Until the observations are completely addressed and the FDA confirms the site’s compliance, the FDA is likely to withhold the issuance of Export Certificates on drug or drug-led combination products manufactured at the El Paso site and withhold approval of new applications or supplements that list the site as a drug manufacturer. During the third quarter of fiscal year 2026, the Company recorded charges to recognize costs associated with certain actions required to respond to this Warning Letter, and to address the non-conformities. The ultimate resolution of the El Paso Warning Letter and its impact on BD’s operations is unknown at this time, and it is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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
The Company regularly monitors and evaluates the status of product liability and other litigated matters, and may, from time to time, engage in settlement discussions and mediations, taking into consideration, among other things, developments in the litigation and the risks and uncertainties associated therewith. These activities have resulted in confidential settlements and going forward could result in further settlements, the terms of which may be confidential and could be significant and result in charges in excess of accruals. A determination of the accrual amounts for these contingencies is made after analysis of each litigation matter. When appropriate, the accrual is developed with the consultation of outside counsel regarding the nature, timing, and extent of each matter.
The Company recorded pre-tax charges to Other operating expense, net related to certain of the matters discussed above of approximately $12 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $75 million and $64 million for the nine months ended June 30, 2026 and 2025, respectively.
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

Accruals for the Company’s product liability claims and certain other legal matters, which are discussed above, as well as legal defense costs for certain of these matters, amounted to approximately $1.6 billion and $1.8 billion as of June 30, 2026 and September 30, 2025, respectively. A substantial portion of these accruals are recorded within Deferred Income Taxes and Other Liabilities and the remainder are recorded within Total Current Liabilities on the Company’s condensed consolidated balance sheets. The Company’s accruals for product liability and certain other legal matters as of June 30, 2026, as compared with September 30, 2025, primarily reflected payments of settlements and legal fees, partially offset by an increase in accruals for certain matters.
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
Note 7 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2025 Annual Report on Form 10-K. The Company sells a broad range of medical supplies and devices that are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, clinical laboratories, the pharmaceutical industry and the general public. Periodically, the Company generates revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.
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
The Company's gross revenues are subject to a variety of deductions, which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liabilities are classified as an offset to Trade receivables, net, or as Payables, accrued expenses and other current liabilities, depending on the form of settlement and were $860 million and $817 million as of June 30, 2026 and September 30, 2025, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $334 million and $336 million as of June 30, 2026 and September 30, 2025, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.3 billion as of June 30, 2026. The Company expects to recognize the majority of this revenue over the next three years.

Within the Company's Medication Management Solutions and Medication Delivery Solutions units, some contracts also contain minimum purchase commitments of consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.0 billion at June 30, 2026. This revenue will be recognized over the customer relationship periods.
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

Reportable Segment:	Organizational Units:
Medical Essentials	Medication Delivery Solutions, Specimen Management
Connected Care	Medication Management Solutions, Advanced Patient Monitoring
BioPharma Systems	BioPharma Systems (formerly Pharmaceutical Systems)
Interventional	Peripheral Intervention, Urology and Critical Care, Surgery
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

Revenues by segment, organizational unit and geographical areas for the three and nine months ended June 30, 2026 and 2025 are detailed below. The Company has no material intersegment revenues.

	Three Months Ended June 30,
(Millions of dollars)	2026			2025
	United States	International	Total	United States	International	Total
Medical Essentials
Medication Delivery Solutions	$720	$444	$1,164	$680	$452	$1,132
Specimen Management	274	237	511	240	230	470
Total segment revenues	$994	$681	$1,675	$920	$682	$1,602

Connected Care
Medication Management Solutions	$737	$178	$915	$709	$179	$888
Advanced Patient Monitoring	189	120	309	176	102	278
Total segment revenues	$926	$297	$1,224	$885	$281	$1,166

BioPharma Systems	$204	$467	$670	$178	$451	$629

Interventional
Peripheral Intervention	$294	$258	$552	$271	$241	$512
Urology and Critical Care	357	82	440	334	88	422
Surgery	306	116	422	294	101	395
Total segment revenues	$957	$457	$1,414	$898	$430	$1,328

Total Company revenues from continuing operations	$3,081	$1,902	$4,983	$2,882	$1,844	$4,726

	Nine Months Ended June 30,
(Millions of dollars)	2026			2025
	United States	International	Total	United States	International	Total
Medical Essentials
Medication Delivery Solutions	$2,124	$1,331	$3,455	$2,060	$1,313	$3,373
Specimen Management	772	690	1,463	721	667	1,387
Total segment revenues	$2,897	$2,021	$4,918	$2,781	$1,979	$4,760

Connected Care
Medication Management Solutions	$2,076	$502	$2,578	$2,030	$470	$2,500
Advanced Patient Monitoring	547	350	897	490	317	806
Total segment revenues	$2,623	$852	$3,475	$2,520	$787	$3,307

BioPharma Systems	$532	$1,157	$1,689	$431	$1,191	$1,622

Interventional
Peripheral Intervention	$839	$713	$1,552	$793	$673	$1,466
Urology and Critical Care	1,047	250	1,297	962	249	1,211
Surgery	919	333	1,252	885	288	1,173
Total segment revenues	$2,805	$1,296	$4,101	$2,640	$1,209	$3,849

Total Company revenues from continuing operations	$8,857	$5,326	$14,183	$8,372	$5,166	$13,539

The following tables include the significant expenses, by segment, that are regularly provided to the CODM and a reconciliation of segment operating income to Income from Continuing Operations Before Income Taxes.

Three Months Ended June 30, 2026

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$1,675	$1,224	$670	$1,414	$4,983
Segment expenses:
Cost of products sold	826	528	362	502	2,218
% of revenues	49.3%	43.2%	54.0%	35.5%
Selling and administrative expense	183	195	31	277	686
% of revenues	10.9%	15.9%	4.7%	19.6%
Research and development expense	49	102	18	70	239
% of revenues	2.9%	8.3%	2.7%	4.9%
Other operating expense, net	—	4	—	—	4
% of revenues	—%	0.3%	—%	—%
Segment Operating Income	$617	$395	$259	$565	$1,835
% of revenues	36.8%	32.3%	38.6%	39.9%

Unallocated items
Net interest expense					(128)
Corporate administrative and other unallocated (a)					(616)
Specified items:
Purchase accounting adjustments (b)					(363)
Integration, restructuring and transaction expense					(89)
Product, litigation, and other items (c)					(53)
Separation-related items (d)					(32)
Income from Continuing Operations Before Income Taxes					$554

Three Months Ended June 30, 2025

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$1,602	$1,166	$629	$1,328	$4,726
Segment expenses:
Cost of products sold	777	498	342	446	2,063
% of revenues	48.5%	42.7%	54.4%	33.6%
Selling and administrative expense	169	172	29	271	641
% of revenues	10.5%	14.8%	4.6%	20.4%
Research and development expense	44	74	18	63	200
% of revenues	2.8%	6.4%	2.9%	4.7%
Other operating expense, net	—	5	—	—	5
% of revenues	—%	0.4%	—%	—%
Segment Operating Income	$612	$417	$239	$549	$1,818
% of revenues	38.2%	35.8%	38.1%	41.3%

Unallocated items
Net interest expense					(148)
Corporate administrative and other unallocated (a)					(584)
Specified items:
Purchase accounting adjustments (b)					(376)
Integration, restructuring and transaction expense					(96)
Product, litigation, and other items (c)					(44)
Income from Continuing Operations Before Income Taxes					$569

Nine Months Ended June 30, 2026

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$4,918	$3,475	$1,689	$4,101	$14,183
Segment expenses:
Cost of products sold	2,461	1,519	921	1,376	6,278
% of revenues	50.0%	43.7%	54.5%	33.6%
Selling and administrative expense	548	575	92	816	2,032
% of revenues	11.1%	16.6%	5.4%	19.9%
Research and development expense	149	277	53	204	683
% of revenues	3.0%	8.0%	3.1%	5.0%
Other operating expense, net	—	10	—	—	10
% of revenues	—%	0.3%	—%	—%
Segment Operating Income	$1,759	$1,094	$623	$1,704	$5,180
% of revenues	35.8%	31.5%	36.9%	41.5%

Unallocated items
Net interest expense					(418)
Corporate administrative and other unallocated (a)					(1,873)
Specified items:
Purchase accounting adjustments (b)					(1,113)
Integration, restructuring and transaction expense (e)					(729)
Product, litigation, and other items (c)					(193)
Separation-related items (d)					(73)
Impacts of debt extinguishment					122
Income from Continuing Operations Before Income Taxes					$904

Nine Months Ended June 30, 2025

(Millions of dollars)	Medical	Connected	BioPharma
	Essentials	Care	Systems	Interventional	Total
Revenues	$4,760	$3,307	$1,622	$3,849	$13,539
Segment expenses:
Cost of products sold	2,289	1,459	880	1,251	5,878
% of revenues	48.1%	44.1%	54.2%	32.5%
Selling and administrative expense	498	501	86	743	1,827
% of revenues	10.5%	15.2%	5.3%	19.3%
Research and development expense	137	228	53	182	599
% of revenues	2.9%	6.9%	3.3%	4.7%
Other operating expense, net	—	13	—	—	13
% of revenues	—%	0.4%	—%	—%
Segment Operating Income	$1,837	$1,106	$604	$1,674	$5,221
% of revenues	38.6%	33.5%	37.2%	43.5%

Unallocated items
Net interest expense					(426)
Corporate administrative and other unallocated (a)					(1,874)
Specified items:
Purchase accounting adjustments (b)					(1,481)
Integration, restructuring and transaction expense					(277)
Product, litigation, and other items (c)					(255)
Income from Continuing Operations Before Income Taxes					$906
(a)Primarily comprised of corporate general and administrative expenses, share-based compensation expense, and foreign exchange.
(b)Includes amortization and other adjustments related to the purchase accounting for acquisitions. The Company’s amortization expense is recorded in Cost of products sold. The amount for the nine months ended June 30, 2025 included charges of $336 million due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(c)Includes certain items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts in the nine months ended June 30, 2026 and 2025 included charges of $57 million and $98 million, respectively, within Cost of products sold, to adjust future costs estimated for certain product remediation efforts, as well as charges related to various legal matters as discussed in Note 6.
(d)Represents costs recorded to Other operating expense, net incurred in connection with the Transaction, as further discussed in Note 2.
(e)The amount for the nine months ended June 30, 2026 included non-cash asset impairment charges of $450 million, which are further discussed in Notes 10, 11, and 13.

Segment information for depreciation and amortization related to continuing operations is provided below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Depreciation and Amortization
Medical Essentials	$138	$145	$426	$414
Connected Care	199	198	587	592
BioPharma Systems	42	29	103	91
Interventional	182	200	571	599
Corporate and All Other	3	3	9	10
Total Depreciation and Amortization	$564	$575	$1,697	$1,706
Note 9 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine-month periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Service cost	$8	$8	$24	$27
Interest cost	30	31	91	101
Expected return on plan assets	(40)	(41)	(119)	(135)
Amortization of loss	7	8	21	25
Impacts of settlements and curtailments	15	30	40	30
Other	—	—	1	—
Net pension cost	$21	$35	$58	$48
The amounts provided above for amortization of loss represent the reclassifications of net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income (expense), net on its condensed consolidated statements of income. The Company recognizes pension settlements when payments from the plan exceed the sum of the service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. Impacts of settlements and curtailments above primarily include losses related to lump sum benefit payments associated with the Company’s U.S. pension plan. Net pension costs related to employees transferred to the spin-off entity and reflected in (Loss) Income from Discontinued Operations, Net of Tax were immaterial. Additionally, the Company’s transfer of employees to the spin-off entity did not materially impact the Company’s benefit obligations.
Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2026, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration, restructuring and transaction expense. These simplification and other cost-saving initiatives are focused on organizational realignment related to the separation of the Company’s former Biosciences and Diagnostic Solutions business, as well as alignment with BD’s current operational strategy, Excellence Unleashed, and are intended to reduce complexity, optimize the Company’s supply chain efficiency, streamline its global manufacturing footprint, enhance product quality, refine customer experience, and improve cost efficiency across all of the Company’s segments.

Restructuring liability activity for the nine months ended June 30, 2026 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2025	$31	$27	$58
Charged to expense	64	541	605
Cash payments	(64)	(67)	(131)
Non-cash settlements	—	(458)	(458)
Other adjustments	—	(1)	(1)
Balance at June 30, 2026	$31	$42	$73
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
Intangible assets consisted of:

	June 30, 2026			September 30, 2025
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology (a)	$14,802	$(9,142)	$5,661	$15,079	$(8,515)	$6,564
Customer relationships	5,472	(3,561)	1,912	5,464	(3,258)	2,206
Patents, trademarks and other	1,049	(601)	448	1,032	(577)	456
Amortized intangible assets	$21,323	$(13,303)	$8,020	$21,575	$(12,350)	$9,226
(a)The decrease in the carrying value as of June 30, 2026 included $134 million of non-cash asset impairment charges recorded during the second quarter of fiscal year 2026, which are further discussed in Notes 10 and 13.
Intangible amortization expense was $365 million and $388 million for the three months ended June 30, 2026 and 2025, respectively, and $1.133 billion and $1.160 billion for the nine months ended June 30, 2026 and 2025, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical Essentials (a)	Connected Care (a)	BioPharma Systems (a)	Interventional (a)	Total
Goodwill as of September 30, 2025	$7,011	$6,093	$96	$12,764	$25,964
Acquisitions (b)	26	—	—	—	26
Currency translation	(17)	1	1	(31)	(46)
Goodwill as of June 30, 2026	$7,020	$6,093	$97	$12,734	$25,944
(a)As further discussed in Note 8, effective October 1, 2025, the Company reorganized its organizational units into five distinct, separately-managed segments, based on the nature of its product and service offerings. Subsequent to the Transaction, as further discussed in Note 2, the Company’s segment reporting structure consists of four segments.
(b)Represents goodwill recognized relative to a certain acquisition in the third quarter of fiscal year 2026, which was not material.

Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding as of June 30, 2026 and September 30, 2025 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of June 30, 2026 and September 30, 2025 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2026	September 30, 2025
Foreign exchange contracts (a)	Undesignated	$3,996	$5,710
Foreign exchange contracts (b)	Cash flow hedges	1,534	1,170
Foreign currency-denominated debt (c)	Net investment hedges	2,541	2,630
Cross-currency swaps (d)	Net investment hedges	1,054	1,054
(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The Company recorded net losses to Other income (expense), net, relating to these hedges of $27 million and $69 million for the three and nine months ended June 30, 2026, respectively. Net amounts recognized in Other income (expense), net, during the three and nine months ended June 30, 2025 were immaterial to the Company's consolidated financial results.
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
Net after tax amounts recognized in Other comprehensive income (loss) during the three and nine months ended June 30, 2026 were gains of $14 million and $28 million, respectively, and were immaterial during the three and nine months ended June 30, 2025. Amounts reclassified from Accumulated other comprehensive income (loss) into earnings relating to these cash flow hedges were immaterial for the three and nine months ended June 30, 2026 and 2025. Net realized gains of $39 million, net of tax, related to these cash flow hedges are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months of June 30, 2026.

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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month period were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Foreign currency-denominated debt	$43	$(166)	$69	$(85)
Cross-currency swaps (a)	16	(57)	29	(10)
(a)The amount for the nine months ended June 30, 2025 includes a loss, net of tax, of $18 million recognized on terminated cross-currency swaps.
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
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and nine months ended June 30, 2026 and 2025 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of June 30, 2026 and September 30, 2025 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2026	September 30, 2025
Interest rate swaps (a)	Fair value hedges	$700	$700
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at June 30, 2026 and September 30, 2025 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	June 30, 2026	September 30, 2025
Cash and equivalents	$708	$567
Restricted cash	155	210
Cash and equivalents and restricted cash	$863	$777
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	June 30, 2026	September 30, 2025
Institutional money market accounts (a)	Level 1	$18	$18
Current portion of long-term debt (b)	Level 2	2,393	700
Long-term debt (b)	Level 2	12,749	16,745
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
Nonrecurring Fair Value Measurements
During the second quarter of fiscal year 2026, the Company recorded non-cash asset impairment charges of $450 million to Integration, restructuring and transaction expense, relating to all of the Company’s reportable segments, as further discussed in Notes 10 and 11. The impairment charges are primarily reflected as decreases within Property, Plant and Equipment, Net and Developed Technology, Net of $238 million and $134 million, respectively, on the Company’s June 30, 2026 condensed consolidated balance sheet. The amounts recognized were recorded to adjust the carrying amounts of the assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Trade receivables transferred to third parties under factoring arrangements	$259	$335	$1,093	$896

	June 30, 2026	September 30, 2025
Amounts yet to be collected and remitted to the third parties	$234	$289

Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $181 million and $234 million of outstanding payables related to supplier finance programs as of June 30, 2026 and September 30, 2025, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.
Note 14 – Debt
Debt Issuance
In May 2026, Becton Dickinson Euro Finance S.à r.l., (“Becton Finance”), an indirect, wholly-owned finance subsidiary of the Company, issued €600 million ($707 million) aggregate principal amount of 3.855% Euro-denominated Notes due May 20, 2033 (the “Becton Finance Notes”). The Becton Finance Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to the Becton Finance Notes. The indenture covenants include a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Finance, or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets.
Debt Retirements
The Company used the net proceeds from the issuance of the Becton Finance Notes discussed above, together with cash on hand, to repay, upon maturity, the entire €600 million ($696 million) aggregate principal amount outstanding on the 1.208% Euro Notes due June 4, 2026, as well as accrued interest, fees and expenses related to the repayment.

In February 2026, the Company commenced a series of tender offers to purchase, for cash, certain of its outstanding senior notes and debentures. The tender offers were funded using a portion of the proceeds from the Transaction, as further discussed in Note 2. The Company’s retirements of debt resulting from the tender offers in the second quarter of fiscal year 2026 included the following:

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
Note 15 – Income Taxes
Income Tax Expense
The Company’s effective income tax rates for continuing operations were 18.5% and 20.8% for the three months ended June 30, 2026 and 2025, respectively, and were 19.8% and 16.7% for the nine months ended June 30, 2026 and 2025, respectively. The decrease in the Company’s effective income tax rate from continuing operations for the three months ended June 30, 2026 reflected a favorable net impact from discrete items compared with an unfavorable net impact from discrete items in the prior-year period. The increase in the effective income tax rate for continuing operations for the nine months ended June 30, 2026 reflected an unfavorable impact from the recognition of a deferred tax liability upon the decision to distribute certain prior-year earnings of a number of foreign subsidiaries.

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
Tariffs, sanctions or other trade barriers imposed by the United States, or against the United States from countries in which we do business, could also adversely impact our supply chain costs, results of operations and our financial condition. Tariffs have adversely impacted our third quarter fiscal year 2026 operating expense and we continue to monitor international trade policy-related developments, including developments regarding refunds of certain tariffs, to assess their potential future impacts to our operations. Based upon the latest published tariffs that are currently in effect, we expect a continued adverse impact to operating expense for fiscal year 2026 and potentially beyond, primarily relating to any products (or components) imported from countries across our global supply chain which have no exemption opportunities. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take, or any mitigating actions that may become available. While sourcing optimization and tariff exemptions for qualifying products are key aspects of our mitigation strategy, the timing of such or the ultimate results we will realize from these efforts are uncertain. In addition, while we have received refunds of certain tariffs, our tariff mitigation strategies have been, and may be further challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective, which may impact the collectability of the remaining receivable we have recorded for exemption claims.
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
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2026, worldwide revenues of $4.983 billion increased 5.4% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	4.1%
Pricing	0.3%
Foreign currency impact	1.0%
Increase in revenues from the prior-year period	5.4%
(a) Volume/other includes revenues attributable to products and services.
Cash flows from continuing operating activities were $2.104 billion in the first nine months of fiscal year 2026. At June 30, 2026, we had $864 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends and during the first nine months of fiscal year 2026, we paid cash dividends to common shareholders of $875 million. We also paid cash to repurchase approximately $2.250 billion of our common stock during the nine-month period. In connection with the Transaction, we received a $4 billion cash distribution which was used to fund our second quarter share repurchases and debt repayments, as further discussed in Notes 4 and 14 in the Notes to Condensed Consolidated Financial Statements.
Each reporting period and given our worldwide operations, we face exposure to our results of operations from changes in foreign currencies. We calculate translational foreign currency impacts by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results, which allows us to compare results between periods as if exchange rates had remained constant period-over-period. The third quarter fiscal year 2026 impact of foreign currency on our revenues, which is primarily translational, is provided above. The translational impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis, excluding translational foreign currency impacts, in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Essentials Segment
The following summarizes third quarter Medical Essentials revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,164	$1,132	2.8%	1.2%	1.6%
Specimen Management	511	470	8.7%	1.7%	7.0%
Total Medical Essentials Revenues	$1,675	$1,602	4.5%	1.3%	3.2%
The Medical Essentials segment’s revenue growth in the third quarter of 2026 primarily reflected the following:
•Strong U.S. performance in the Medication Delivery Solutions unit’s Vascular Access Management portfolio attributable to share gains and higher utilization of infusion sets in the current-year period due to a prior-period disruption in fluid supply, partially offset by unfavorable impacts of market dynamics in China, including VoBP.
•Strong growth in U.S. sales of the Specimen Management unit’s BD VacutainerTM portfolio that reflected share gains, as well as a benefit from improved supply and increased demand due to competitors’ backorders.
Medical Essentials segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total Medical Essentials Revenues	$4,918	$4,760	3.3%	1.8%	1.5%
The Medical Essentials segment’s income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Medical Essentials segment income	$617	$612	$1,759	$1,837

Segment income as % of Medical Essentials revenues	36.8%	38.2%	35.8%	38.6%
The Medical Essentials segment's operating income as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 reflected the following:
•Lower gross profit margin in the third quarter of 2026 compared with the third quarter of 2025 primarily reflected unfavorable impacts from tariffs, higher labor costs, and foreign currency translation, partially offset by lower manufacturing costs, which resulted from continuous improvement projects in connection with our BD Excellence operating model.
•Higher selling and administrative expense as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 primarily reflected higher selling and shipping costs due to inflationary pressures.
•Research and development expense as a percentage of revenues in the third quarter of 2026 was flat compared with the third quarter of 2025 which primarily reflected the timing of project spending.

Connected Care Segment
The following summarizes third quarter Connected Care revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Medication Management Solutions	$915	$888	3.0%	0.7%	2.3%
Advanced Patient Monitoring	309	278	10.9%	(0.3)%	11.2%
Total Connected Care Revenues	$1,224	$1,166	4.9%	0.5%	4.4%
The Connected Care segment’s revenue growth in the third quarter of 2026 primarily reflected the following:
•Strong growth within the Medication Management Solutions unit which was primarily driven by a strong backlog of customer orders, favorable U.S. mix between sales-type and operating leases in the dispensing platform, as well as higher utilization of infusion sets in the current-year period due to a prior-period disruption in fluid supply. Growth within the Medication Management Solutions unit was partially offset by an unfavorable comparison to stronger sales of Alaris systems in the prior-year period that were driven by U.S. return-to-market efforts.
•The Advanced Patient Monitoring unit experienced strong volume growth across its portfolio, specifically driven by the continued adoption of Acumen IQTM Cuff and Acumen IQTM Sensor, as well as growth in sales of consumables.
Connected Care segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total Connected Care Revenues	$3,475	$3,307	5.1%	0.9%	4.2%
The Connected Care segment’s income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Connected Care segment income	$395	$417	$1,094	$1,106

Segment income as % of Connected Care revenues	32.3%	35.8%	31.5%	33.5%
The Connected Care segment's operating income as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 reflected the following:
•Lower gross profit margin in the third quarter of 2026 compared with the third quarter of 2025 primarily reflected an unfavorable impact from lower sales volumes and higher labor costs, partially offset by favorable product mix and pricing.
•Higher selling and administrative expense as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 primarily reflected higher selling costs associated with continued investments in strategic growth regions and higher U.S. general and administrative costs due to inflationary pressures.
•Research and development expense as a percentage of revenues in the third quarter of 2026 was higher compared with the third quarter of 2025, which primarily reflected the timing of project spending.

BioPharma Systems Segment
The following summarizes third quarter BioPharma Systems revenues:

	Three months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
BioPharma Systems Revenues	$670	$629	6.6%	1.4%	5.2%
The BioPharma Systems segment’s revenue growth in the third quarter of 2026 primarily reflected double-digit growth of prefillable solutions in the biologic drug category, led by sales of GLP-1 delivery products, partially offset by lower market demand for vaccine products.
BioPharma Systems segment revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total BioPharma Systems Revenues	$1,689	$1,622	4.1%	2.5%	1.6%
The BioPharma Systems segment’s income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2026	2025	2026	2025
BioPharma Systems segment income	$259	$239	$623	$604

Segment income as % of BioPharma Systems revenues	38.6%	38.1%	36.9%	37.2%
The BioPharma Systems segment's operating income as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 reflected the following:
•Gross profit margin in the third quarter of 2026 was higher compared with the third quarter of 2025 and primarily reflected lower manufacturing costs, which resulted from continuous improvement projects in connection with our BD Excellence operating model, partially offset by unfavorable impacts from higher raw materials and labor costs due to inflationary pressures, tariffs, and pricing.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2026 was flat compared with the third quarter of 2025.
•Research and development expense as a percentage of revenues in the third quarter of 2026 was lower compared with the third quarter of 2025, which primarily reflected certain cost containment efforts and the timing of project spending.

Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Peripheral Intervention	$552	$512	7.8%	1.7%	6.1%
Urology and Critical Care	440	422	4.2%	—%	4.2%
Surgery	422	395	7.0%	0.8%	6.2%
Total Interventional Revenues	$1,414	$1,328	6.4%	0.9%	5.5%
The Interventional segment’s revenue growth in the third quarter of 2026 primarily reflected the following:
•Strength in sales of the Peripheral Intervention unit’s oncology products and RotarexTM Atherectomy System, partially offset by a VoBP impact in China.
•Double-digit growth in sales of the Urology and Critical Care unit’s PureWickTM offerings.
•Double-digit growth in sales of the Surgery unit’s infection prevention products and advanced tissue regeneration portfolio.
Interventional segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$4,101	$3,849	6.5%	1.2%	5.3%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Interventional segment income	$565	$549	$1,704	$1,674

Segment income as % of Interventional revenues	39.9%	41.3%	41.5%	43.5%

The Interventional segment's operating income as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 reflected the following:
•Gross profit margin in the third quarter of 2026 was lower compared with the third quarter of 2025, which primarily reflected costs associated with certain actions required to respond to the El Paso Warning Letter, as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements, and an unfavorable impact from tariffs. These unfavorable impacts to gross margin were partially offset by pricing.
•Lower selling and administrative expense as a percentage of revenues in the third quarter of 2026 compared with the third quarter of 2025 primarily reflected lower general and administrative costs, partially offset by higher selling costs attributable to growth-accelerating initiatives.
•Research and development expense as a percentage of revenues in the third quarter of 2026 was higher compared with the third quarter of 2025, which primarily reflected an increase in investment to support product development.

Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
United States	$3,081	$2,882	6.9%	—%	6.9%
International	1,902	1,844	3.2%	2.6%	0.6%
Total Revenues	$4,983	$4,726	5.4%	1.0%	4.4%
U.S. revenue growth in the third quarter of 2026 reflected strong sales in both the Medical Essentials segment’s units, the Connected Care segment’s Medication Management Solutions unit, the BioPharma Systems segment, and the Interventional segment’s Peripheral Intervention and Urology and Critical Care units.
International revenues in the third quarter of 2026 primarily reflected growth in the Connected Care segment’s Advanced Patient Monitoring unit and the Interventional segment’s Peripheral Intervention and Surgery units, partially offset by a decline in the Medical Essentials segment’s Medication Delivery Solutions unit primarily due to unfavorable impacts of market dynamics in China, including VoBP, as discussed above. Current-period revenues in emerging markets primarily reflected a decline in China, as further discussed above, and in META, partially offset by strong sales in Latin America.

	Three months ended June 30,
(Millions of dollars)	2026	2025	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$618	$613	0.8%	3.4%	(2.6)%
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2026 and 2025 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Integration costs (a)	$41	$37	123	87
Restructuring costs (a)	48	57	605	185
Transaction costs (b)	—	1	—	5
Separation-related items (c)	32	—	73	—
Purchase accounting adjustments (d)	363	376	1,113	1,481
Product, litigation, and other items (e)	53	44	193	255
Impacts of debt extinguishment	—	—	(122)	—
Total specified items	538	517	1,986	2,015
Less: tax impact of specified items and other tax related	101	82	292	273
After-tax impact of specified items	$437	$434	$1,693	$1,741
(a)Represents amounts associated with restructuring and acquisition integration activities, which are recorded in Integration, restructuring and transaction expense and are further discussed below. Restructuring costs in the nine months ended June 30, 2026 include non-cash asset impairment charges of $450 million, which were recorded during the second quarter, upon our commitment to exit certain operational activities and projects which no longer align with and facilitate our current operational strategy, “Excellence Unleashed”, as further discussed in Notes 10 and 13 in the Notes to Condensed Consolidated Financial Statements.
(b)Represents transaction costs, which are recorded in Integration, restructuring and transaction expense associated with the Advanced Patient Monitoring acquisition, which occurred during the fourth quarter of fiscal year 2024.
(c)Represents costs recorded to Other operating expense, net and incurred in connection with the Transaction.

(d)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold. The amount in the nine-month period of 2025 includes charges of $336 million recorded due to a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date.
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, amounts related to certain legal matters, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts presented included the following:
•Charges recorded to Cost of products sold to adjust future costs estimated for certain product remediation efforts. These charges were $57 million and $98 million in the nine-month periods of fiscal years 2026 and 2025, respectively.
•Charges recorded to Other operating expense, net, related to various legal matters. These charges were $75 million and $64 million in the nine-month periods of fiscal years 2026 and 2025, respectively. Additional disclosures regarding legislative and legal matters are provided in Note 6 in the Notes to Condensed Consolidated Financial Statements.
•The amounts in the three and nine-month periods of fiscal years 2026 and 2025 also included pension settlement costs as further discussed in Note 9 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
The comparison of gross profit margin for the three and nine-month periods of fiscal years 2026 and 2025 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2025 gross profit margin %	47.3%	43.5%
Impact of purchase accounting adjustments and other specified items	0.1%	3.2%
Operating performance	(0.8)%	(0.8)%
Foreign currency impact	(0.2)%	0.1%
June 30, 2026 gross profit margin %	46.4%	46.0%
The impact from specified items on gross margin for the nine-month period of 2026 reflected a favorable comparison to specified items recorded in the prior-year period, which included an impact of $336 million resulting from a fair value step-up adjustment relating to Advanced Patient Monitoring's inventory on the acquisition date. Additionally, specified items in the nine-month period of 2026 included $57 million of charges recorded to adjust the estimate of future product remediation costs as compared to $98 million in the prior-year nine-month-period.
Operating performance in the three and nine-month periods of 2026 compared with the prior-year periods primarily reflected tariffs and higher labor costs, as well as charges recorded in the Interventional segment to recognize costs associated with certain actions required to respond to the El Paso Warning Letter, as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements. These impacts were partially offset by lower manufacturing costs resulting from our ongoing continuous improvement projects in connection with our BD Excellence operating model.

Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2026 and 2025 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2026	2025		2026	2025
(Millions of dollars)
Selling and administrative expense	$1,261	$1,163		$3,703	$3,435
% of revenues	25.3%	24.6%	70	26.1%	25.4%	70

Research and development expense	$258	$230		$742	$706
% of revenues	5.2%	4.9%	30	5.2%	5.2%	—

Integration, restructuring and transaction expense	$89	$96		$729	$277

Other operating expense, net	$44	$7		$122	$70
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and nine-month periods of 2026 was higher compared with the prior-year periods, which primarily reflected higher selling and administrative costs as well as unfavorable foreign currency translation in the current-year periods, partially offset by revenue growth that outpaced spending.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2026 was higher compared with the prior-year period, primarily reflecting the timing of project spending and increased investments in product development, partially offset by the current-period increase in revenues. Research and development expense as a percentage of revenues in the nine-month period of 2026 was flat compared with the prior-year period, which primarily reflected the timing of project spending, offset by the current-period increase in revenues.
Integration, restructuring and transaction expense
The amount in the nine-month period of 2026 included non-cash asset impairment charges of $450 million recorded upon our commitment to exit certain operational activities and projects which no longer align with and facilitate our current operational strategy, Excellence Unleashed. Amounts in the three and nine-month periods of 2026, as well as in the three and nine-month periods of 2025, include restructuring costs related to simplification and other cost-saving initiatives, and integration costs relating to our acquisition of the Advanced Patient Monitoring unit, which occurred during the fourth quarter of fiscal year 2024. The amount in the three and nine-month periods of 2025 additionally included restructuring and transaction costs related to the Advanced Patient Monitoring unit acquisition. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
The amount in the three and nine-month periods of 2026 largely represented costs incurred in connection with the Transaction as well as charges relating to legal matters. The amount in the nine-month period of 2025 largely represented charges relating to legal matters. Additional disclosures regarding the separation and legal matters are provided in Notes 2 and 6, respectively, in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2026 and 2025 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Interest expense	$(132)	$(152)	$(434)	$(458)
Interest income	4	4	16	31
Net interest expense	$(128)	$(148)	$(418)	$(426)
Lower interest expense in the three and nine-month periods of fiscal year 2026 compared with the prior-year periods primarily reflected lower total debt outstanding during the current year.
Other income (expense), net
Other expense included pension settlement costs in the three and nine-month periods of fiscal years 2026 and 2025. The amounts in the three and nine-month periods of fiscal year 2026 also included income from various agreements related to the Transaction and the amount in the nine-month period of fiscal year 2026 additionally included a net gain of $122 million related to the early extinguishment of certain debt instruments. The pension settlement costs, Transaction agreement income and gain on debt extinguishment are further discussed in Notes 2, 9 and 14, respectively, in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
The income tax rates for continuing operations for the three and nine-month periods of fiscal year 2026 and 2025 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Effective income tax rate for continuing operations	18.5%	20.8%	19.8%	16.7%

Impact, in basis points, from specified items	(10)	230	350	220
The effective income tax rate for continuing operations for the three-month period of fiscal year 2026 compared with the prior-year period reflected a favorable net impact from discrete items compared with an unfavorable net impact from such items in the prior-year period. The effective income tax rate for continuing operations for the nine-month period of fiscal year 2026 reflected an unfavorable impact from the recognition of a deferred tax liability upon the decision to distribute certain prior-year earnings of a number of foreign subsidiaries, as further discussed below.
Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations for the three and nine-month periods of fiscal years 2026 and 2025 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net Income from Continuing Operations (Millions of dollars)	$451	$451	$725	$755
Diluted Earnings per Share from Continuing Operations	$1.64	$1.57	$2.58	$2.62

Unfavorable impact-specified items	$(1.59)	$(1.51)	$(6.01)	$(6.03)
Favorable impact-foreign currency translation	$0.01		$0.05

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2026	2025
Net cash provided by (used for) continuing operations:
Operating activities	$2,104	$1,578
Investing activities	$(563)	$(229)
Financing activities	$(1,293)	$(2,807)
Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in the first nine months of fiscal year 2026 reflected our income from continuing operations, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory and prepaid expenses and lower levels of accounts payable, partially offset by higher levels of accrued expenses. The increase in accrued expenses reflects an increase in the net cash settlement payable related to acquisitions and divestitures.
Cash flows from continuing operating activities in the first nine months of fiscal year 2025 reflected our income from continuing operations, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses as well as higher levels of inventory. The decrease in accounts payable and accrued expenses reflected our payment in the first quarter of fiscal year 2025 of $175 million relating to an SEC investigation.
Net Cash Flows from Continuing Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support the objectives of our growth strategy. Cash flows from continuing investing activities in the first nine months of fiscal year 2026 included capital expenditure-related outflows of $376 million, compared with $383 million in the prior-year period. Prior-period cash flows from continuing investing activities also included a $408 million inflow attributable to the maturity of time deposits.
Net Cash Flows from Continuing Financing Activities
Net cash flows from continuing financing activities in the first nine months of fiscal years 2026 and 2025 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2026	2025
Cash inflow (outflow)
Change in short-term debt	$37	$133
Proceeds from long-term debt	$704	$—
Distribution from spin-off entity (see Note 2)	$3,857	$—
Payments of debt	$(2,696)	$(1,208)
Repurchases of common stock	$(2,250)	$(750)
Dividends paid	$(875)	$(899)
Additional disclosures regarding the Transaction are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2026	September 30, 2025
Total debt	$16,808	$19,180

Weighted average cost of total debt	3.4%	3.4%
Total debt as a percentage of total capital*	40.3%	42.6%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At June 30, 2026, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $864 million and were primarily held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested. In the second quarter of fiscal year 2026, we recorded a deferred tax liability for earnings of certain foreign subsidiaries that are no longer considered permanently reinvested due to an intercompany restructuring. We remain indefinitely reinvested with respect to all other unremitted foreign earnings of our subsidiaries as of June 30, 2026.
Financing Facilities
We have a senior unsecured revolving credit facility in place which will expire in September 2030. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $236 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at June 30, 2026.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of June 30, 2026.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the five full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $892 million of commercial paper borrowings outstanding as of June 30, 2026. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at June 30, 2026 were unchanged compared with our ratings at September 30, 2025.

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
Following an inspection that began in March 2020 of our Medication Management Systems’ Infusion quality management system operating out of the site in San Diego, California (CareFusion 303, Inc.), the FDA issued a Form 483 Notice (the “2020 Form 483 Notice”) that contained a number of observations regarding the quality system’s compliance with FDA’s Quality System, reporting of corrections and removals, and Medical Device Reporting (“MDR”) regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of the corrective actions to address the 2020 Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions, design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan (“CAP”) and retained an independent expert to conduct periodic audits of the quality management system operating at the CareFusion 303, Inc. infusion pump facilities through 2025. All required audits were completed, and the final audit report was delivered to the FDA in January 2026. CareFusion 303, Inc. has updated its CAP as appropriate to address all audit observations.

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

We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of June 30, 2026, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enabled both remediation and a return to market for the BD Alaris™ Infusion System. This clearance covers updated hardware features for Point-of-Care Unit (“PCU”), large volume pumps, syringe pumps, patient-controlled analgesia (“PCA”) pumps, respiratory monitoring and auto-identification modules. It also covers a new BD Alaris™ Infusion System software version with enhanced cybersecurity, along with interoperability features that enable smart, connected care with electronic medical record systems. To address open recalls and ensure devices at customer sites are running a recent, cleared version of the BD Alaris™ Infusion System Software, BD Alaris™ Infusion System devices in the U.S. market are being remediated or replaced with an updated 510(k) cleared version, which we expect to be substantially complete this calendar year.
FDA Warning Letters
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems (“PAS”) unit, citing certain alleged violations of quality system regulations and of law. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. Additionally, in December 2022, the FDA conducted a subsequent inspection of PAS (now Specimen Management) with no observations. We continue to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of June 30, 2026, we have received nine FDA clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
As noted above, on November 22, 2024, BD received the Dispensing Warning Letter following an inspection of its Dispensing quality management system at its facility located in San Diego, California, citing certain alleged violations of the quality system regulations, MDR regulation, the corrections and removals reporting regulation and law. BD submitted a comprehensive response to address FDA’s feedback in the Dispensing Warning Letter, which committed to implementing additional corrective actions. The commitments under the Dispensing Warning Letter have been completed; however, no assurances can be given regarding further action by the FDA as a result of FDA’s Dispensing Warning Letter, or that corrective actions proposed and taken by CareFusion 303, Inc. will be adequate to address the Dispensing Warning Letter. Any failure to adequately address the Dispensing Warning Letter may result in regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure, injunction and civil monetary penalties. As a result, the ultimate resolution of the Dispensing Warning Letter and its impact on the Company’s operations is unknown at this time. In connection with the Dispensing Warning Letter, the Company recorded a liability for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities. See Note 6 in the Notes to Condensed Consolidated Financial Statements. It is possible that the amount of the Company’s liability could exceed its currently accrued amount.

On April 30, 2026, BD’s El Paso manufacturing facility received a Warning Letter from the FDA’s Center for Drug Evaluation and Research following an October 2025 Drug Quality Assurance inspection related to drug-device combination products manufactured at the site, including ChloraPrepTM and PurPrepTM (the “El Paso Warning Letter”). The El Paso Warning Letter cited deficiencies related to compliance with current good manufacturing practice requirements, including inadequate investigation of deviations, complaints, and out-of-specification results; insufficient laboratory controls and verification activities supporting product quality and sterility assurance; and shortcomings in equipment cleaning, contamination control, and facility design. The FDA also raised concerns regarding repeat observations, terminal sterilization processes, and the authority and effectiveness of the Quality Unit, as well as additional issues not previously identified in the inspectional observations. BD submitted a comprehensive response to the FDA addressing the matters identified in the El Paso Warning Letter. As part of its response, BD committed to implementing additional corrective and preventive actions, including independent quality assessments and certain product recalls. The results of these assessments could lead to additional corrective actions, including further product recalls. No assurances can be given as to whether the FDA may take further action in connection with any of the non-conformities and deficiencies cited in the El Paso Warning Letter, or whether corrective and preventive actions proposed and taken by BD will be adequate to address such non-conformities and deficiencies. Any failure to adequately address the observations stated in the El Paso Warning Letter may result in additional regulatory actions initiated by the FDA without further notice, which may include, but are not limited to, seizure or injunction, which may be settled through a consent decree. Until the observations are completely addressed and the FDA confirms the site’s compliance, the FDA is likely to withhold the issuance of Export Certificates on drug or drug-led combination products manufactured at the El Paso site and withhold approval of new applications or supplements that list the site as a drug manufacturer. As a result, the ultimate resolution of the El Paso Warning Letter and its impact on BD’s operations is unknown at this time. In connection with the El Paso Warning Letter, the Company recorded a liability for estimated future costs associated with certain actions required to respond to the Warning Letter and to address the non-conformities. See Note 6 in the Notes to Condensed Consolidated Financial Statements. It is possible that the amount of the Company’s liability could exceed its currently accrued amount.
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

Cautionary Statement Regarding Forward-Looking Statements
This report, and other written and oral statements made by or on behalf of BD, may include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, liquidity, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
Forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events, developments and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate, or risks or uncertainties materialize, actual results could vary materially from the expectations and projections in the forward-looking statements. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events and developments or otherwise, except as required by applicable law or regulations.
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Part I, Item 1A. Risk Factors in our 2025 Annual Report, and our subsequent Quarterly Reports on Form 10-Q.
•General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility (including volatility resulting from the imposition of (and changing policies around) tariffs and related countermeasures and developments regarding refunds of certain tariffs), import or export licensing requirements, other governmental restrictions, interest rate and currency rate fluctuations, global oil prices and economic slowdowns or recessions, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt aspects of our supply chain, impair our ability to produce our products, or increase borrowing costs.
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
•The impact of changes in U.S. federal, state or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms such as the Pillar Two framework) and international trade, including import and export licensing regulation and international trade agreements. In particular, tariffs, sanctions or other trade barriers imposed by the U.S. (and countermeasures by non-U.S. governments) could adversely impact demand for our products and services, our supply chain costs or otherwise adversely impact our results of operations and future growth. The ultimate impact of any existing or new tariffs or other changes in international trade policies is subject to a number of factors including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, any countermeasures that target countries may take and the availability of any mitigating actions, including developments regarding refunds of certain tariffs. In addition, while we have received refunds of certain tariffs, our tariff mitigation strategies have been, and may be further challenged, rejected or eliminated through legislation or other challenges, or may otherwise not be effective, which may impact the collectability of the remaining receivable we have recorded for exemption claims.
•Cost-containment efforts and other measures to improve compliance of healthcare practitioners in the U.S. or in other countries in which we do business, such as alternative payment reform, government-imposed pay back provisions, increased use of competitive bidding and tenders, including any expansion of the volume-based procurement process in China or the Center for Medicaid Services’ Competitive Bidding Program, reimbursement policy changes or the implementation of similar cost-containment efforts.
•Competitive factors that could adversely affect our operations, including new product introductions and evolving technologies, including the use of emerging technologies (such as artificial intelligence (“AI”)) by our current or future competitors, changes in demand as a result of changes to U.S. federal and state policies (affecting products such as pharmaceuticals and vaccines), changes in research and development efforts, investment or suspension by pharmaceuticals companies with regard to vaccine development, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets, changes in the practice of medicine or the development of alternative therapies for disease states that may be delivered without a medical device.
•Product efficacy or safety concerns, changes to, or limitations on, the labeled indications or permitted uses of our products, non-compliance with applicable regulatory requirements regarding our products, including marketing authorization, registration, quality system and manufacturing requirements (including as a result of product modifications), or other factors that could result in product recalls, field actions, lost revenue, restrictions on our ability to continue selling existing products or commercialize new products (including limitations on future product clearances or approvals and the imposition of civil penalties), increased exposure to product liability or other claims and damage to our reputation, including products we acquire through acquisitions. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
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
•Changes in the way healthcare services are delivered, including the transition of more care from acute to non-acute settings and increased focus on chronic disease management, which may affect demand for our products and services. Additionally, budget constraints and staffing shortages, particularly shortages of nursing staff, may affect the prioritization of healthcare services, which could also impact demand for certain of our products and services.
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
•Changes in the domestic and foreign healthcare industry, in medical or clinical practices or in patient preferences that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation of healthcare providers.
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

•IT system disruptions, breaches or breakdowns, including through cyberattacks, ransom attacks or cyber-intrusion, which could impair our ability or that of our customers, suppliers and other business partners to conduct business, result in the loss of our trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of patients (including sensitive personal data), or result in efficacy or safety concerns for certain of our products, and result in investigations, legal proceedings, liability, expense or reputational damage or actions by regulatory bodies or civil litigation.
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
•The impact of business combinations or divestitures, including any volatility in earnings relating to transaction-related costs, and our ability to successfully integrate any business we may acquire.
•Risks relating to our overall level of indebtedness, including our ability to service our debt and refinance our indebtedness, which is dependent upon the capital markets and the overall macroeconomic environment and our financial condition at the applicable time.
•Risks associated with the qualification of the spin-off of our former Diabetes Care business, and the spin-off of our former Biosciences and Diagnostic Solutions businesses and subsequent combination with Waters in a Reverse Morris Trust transaction, as tax-free transactions for U.S. federal income tax purposes.
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
•Fluctuations in demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation, the development of alternative therapies for disease states that may be delivered without a medical device, or otherwise.
•The impact of climate change, legal, regulatory or market measures to address climate change (such as regulation of greenhouse gas emissions, zero-carbon energy and sustainability mandates and related disclosure requirements, and additional taxes on fuel and energy, or related sustainability efforts), and changing customer and other stakeholder preferences and requirements (such as those regarding the use of materials of concern, and shifting demand for products with lower environmental footprints, progress toward sustainability goals and greenhouse gas reduction targets).
•Natural disasters (including the impacts of hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events), public health crises (such as pandemics and epidemics), war, terrorism, labor disruptions and international conflicts that could have effects (including significant economic disruption and political and social instability resulting in decreased demand for our products, adverse impacts on our manufacturing and distribution capabilities and/or interruptions in our supply chain) that we may not be able to mitigate successfully.
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

•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including with respect to sales practices, healthcare, environmental protection and reporting, price controls, privacy, data protection, cybersecurity, AI, employment, labor and licensing and requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. New environmental laws, particularly with respect to the emission of greenhouse gases, may also increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to us.
•The effect of adverse media exposure or other publicity regarding our business or operations, including the effect on our reputation or demand for our products.
•The effect of market fluctuations on the value of assets in our pension plans and on actuarial interest rate and asset return assumptions, which could require us to make additional contributions to the plans or increase our related expenses.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended June 30, 2026.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2026	2,452	$156.00	—	11,513,362
May 1 – 31, 2026 (3)	3,211,754	124.56	3,211,439	8,301,923
June 1 – 30, 2026	—	—	—	8,301,923
Total	3,214,206	$124.58	3,211,439	8,301,923
(1)Includes 2,767 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Includes shares remaining under the repurchase program authorized by the Board of Directors on January 27, 2026, which permits the repurchase of up to 10 million shares of BD common stock and has no expiration date. During May 2026, BD fully utilized the repurchase program authorized by the Board of Directors on January 28, 2025, which permitted the repurchase of up to 10 million shares of BD common stock.
(3)Shares purchased includes 3,211,439 shares received upon final settlement of accelerated share repurchase (“ASR”) agreements executed in February 2026 with an aggregate value of $2 billion. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the terms of the ASR agreements. Additional disclosures regarding the transactions are provided in Note 4 to the condensed consolidated financial statements contained in Item 1. Financial Statements.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K of the Exchange Act, except as follows:
On May 27, 2026, Michael Feld, Executive Vice President and Chief Revenue Officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Feld’s plan is for (i) the sale of up to 89 shares of BD’s common stock and (ii) the sale of up to 3,996 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and August 15, 2027.

Item 6.    Exhibits

3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019 (incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018).
3(b)	By-laws, as amended as of April 28, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2026).
10(a)	Sixth Supplemental Indenture, dated as of May 20, 2026, among Becton Dickinson Euro Finance S.à r.l., as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2026).
10(b)	Form of 3.855% Notes due May 20, 2033 of Becton Dickinson Euro Finance S.à r.l. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2026).
22	Subsidiary Issuer of Guaranteed Securities.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.*
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: August 6, 2026

/s/ Vitor Roque
Vitor Roque
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Pamela L. Spikner
Pamela L. Spikner
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)